Form 10-Q
period 1994-01-29
CML GROUP INC
filed 1994-03-15
CIK 729576

===========================================================================


                       SECURITIES AND EXCHANGE COMMISSION




                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark one)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 29, 1994

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------     ---------
Commission file number 0-12628

                        CML GROUP, INC.
      ------------------------------------------------------
      (Exact Name of Registrant as Specified in its Charter)
         Delaware                                     04-2451745
- ------------------------                ------------------------------------
(State of Incorporation)                (IRS Employer Identification Number)


524 Main Street, Acton, Massachusetts                             01720
- ----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:           (508) 264-4155
                                                              --------------


                                 Not Applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report.)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X          No
                                       -------            -------
Number of shares outstanding of each of the issuer's classes of common stock:
50,536,441 shares of common stock, $.10 par value, as of March 4, 1994.

==========================================================================

                               Page 1 of 16 Pages

                        Exhibit Index Begins at Page 15

                        CML GROUP, INC. AND SUBSIDIARIES
                        --------------------------------
                                   Form 10-Q




                                     INDEX

                                                                                 Page
                                                                                 ----
Part I:     Financial Information

            Item 1: Financial Statements

                    Consolidated Condensed Balance Sheets as of
                    January 29, 1994 and July 31, 1993                            3 - 4

                    Consolidated Condensed Statements of Income
                    for the three-month and six-month periods ended
                    January 29, 1994 and January 30, 1993                             5

                    Consolidated Condensed Statements of Cash
                    Flows for the six-month periods ended
                    January 29, 1994 and January 30, 1993                             6

                    Notes to Consolidated Condensed Financial Statements          7 - 9

            Item 2: Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                         10 - 12

Part II:    Other Information                                                   13 - 14

            Signatures                                                               14

            Exhibit Index                                                            15


                         Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CML GROUP, INC. & SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                     ASSETS

                                                              January 29, 1994        July 31, 1993
                                                              ----------------        -------------
Current assets:
   Cash and cash equivalents                                      $ 75,512,000         $ 64,010,000
   Accounts receivable - trade                                      38,194,000           23,884,000
   Prepaid income taxes                                              7,127,000            7,127,000
   Inventories:
     Raw materials                                                  13,946,000            8,940,000
     Work in process                                                 1,295,000            2,603,000
     Finished goods                                                 59,017,000           56,950,000
                                                                  ------------         ------------
     Total inventories                                              74,258,000           68,493,000
   Other current assets                                             25,653,000           12,879,000
                                                                  ------------         ------------
   Total current assets                                            220,744,000          176,393,000
                                                                  ------------         ------------
Property, plant and equipment, at cost:
   Land and buildings                                               18,617,000           14,663,000
   Machinery and equipment                                          72,008,000           56,379,000
   Leasehold improvements                                          100,923,000           89,122,000
                                                                  ------------         ------------
                                                                   191,548,000          160,164,000
Less accumulated depreciation                                       57,676,000           48,707,000
                                                                  ------------         ------------
                                                                   133,872,000          111,457,000
                                                                  ------------         ------------
Goodwill                                                            33,305,000           33,847,000

Other assets                                                        17,739,000           18,474,000
                                                                  ------------         ------------
                                                                  $405,660,000         $340,171,000
                                                                  ============         ============


    See Notes to Consolidated Condensed Financial Statements.


                         CML GROUP, INC. & SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     -------------------------------------
                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              January 29, 1994        July 31, 1993
                                                              ----------------        -------------
Current liabilities:
   Current portion of long-term debt                              $    295,000        $     303,000
   Accounts payable                                                 31,986,000           36,199,000
   Accrued compensation                                              7,613,000            7,537,000
   Accrued restructuring costs                                       1,898,000            2,274,000
   Accrued income taxes                                             24,072,000            5,036,000
   Other accrued expenses                                           37,177,000           23,853,000
                                                                  ------------         ------------
   Total current liabilities                                       103,041,000           75,202,000
                                                                  ------------         ------------
Noncurrent liabilities:
   Long-term debt                                                    1,394,000            1,529,000
   Convertible subordinated debentures                              57,500,000           57,500,000
   Other noncurrent liabilities                                     22,940,000           21,690,000
                                                                  ------------         ------------
   Total noncurrent liabilities                                     81,834,000           80,719,000
                                                                  ------------         ------------

Stockholders' equity:
   Common stock par value $.10 per share
     Authorized - 120,000,000 shares
     Issued - 51,770,008 shares and
       51,580,098 shares                                             5,177,000            5,158,000
   Additional paid-in capital                                       76,150,000           75,347,000
   Retained earnings                                               159,553,000          116,136,000
                                                                  ------------         ------------
                                                                   240,880,000          196,641,000
   Less treasury stock, at cost, 1,213,567
     shares and 888,798 shares                                      20,095,000           12,391,000
                                                                  ------------         ------------
                                                                   220,785,000          184,250,000
                                                                  ------------         ------------
                                                                  $405,660,000         $340,171,000
                                                                  =============        ============

    See Notes to Consolidated Condensed Financial Statements.


                         CML GROUP, INC. & SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                  -------------------------------------------

For the periods ended January 29, 1994
and January 30, 1993

                                                                                    Three Months                  Six Months
                                                                       -------------------------   -------------------------
                                                                               1994         1993           1994         1993
                                                                               ----         ----           ----         ----
Net sales                                                              $291,970,000  $236,362,000  $429,157,000  $343,539,000
                                                                       ------------  ------------  ------------  ------------
Less costs and expenses:
   Cost of goods sold                                                   110,079,000    91,557,000   160,900,000   134,231,000
   Selling, general and administrative expenses                         118,745,000    90,215,000   192,737,000   144,796,000
   Interest expense                                                         596,000       359,000     1,264,000       709,000
                                                                       ------------  ------------  ------------  ------------
                                                                        229,420,000   182,131,000   354,901,000   279,736,000
                                                                       ------------  ------------  ------------  ------------
Income before provision for income taxes                                 62,550,000    54,231,000    74,256,000    63,803,000
Provision for income taxes                                               24,248,000    21,693,000    28,813,000    25,522,000
                                                                       ------------  ------------  ------------  ------------
Net income                                                             $ 38,302,000  $ 32,538,000  $ 45,443,000  $ 38,281,000
                                                                       ============  ============  ============  ============

Earnings per share:
   Primary                                                                    $0.74         $0.63         $0.88         $0.74
                                                                              =====         =====         =====         =====
   Fully diluted                                                              $0.72         $0.63         $0.86         $0.74
                                                                              =====         =====         =====         =====

Weighted average number of shares outstanding                            51,827,986    52,005,838    51,895,280    51,957,484




See Notes to Consolidated Condensed Financial Statements.



                         CML GROUP, INC. & SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                -----------------------------------------------

                                                                           For the Six Months Ended
                                                                  ----------------------------------------
                                                                  January 29, 1994        January 30, 1993
                                                                  ----------------        ----------------
Cash flows from operating activities:
   Net income                                                          $45,443,000             $38,281,000
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                                     11,581,000               8,406,000
      Provision for doubtful notes receivable                                   --               1,164,000
      Loss on disposal of property, plant and equipment                    477,000                 388,000
      Changes in working capital items                                  (4,006,000)             14,854,000
      (Increase) decrease in other assets                                  242,000              (2,529,000)
      Decrease in goodwill                                                      --                 469,000
      Increase (decrease) in other noncurrent liabilities                1,250,000                (656,000)
                                                                       -----------             -----------
Net cash provided by operating activities                               54,987,000              60,377,000
                                                                       -----------             -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                          (33,748,000)            (22,620,000)
   Reduction in notes receivable                                            40,000                 464,000
                                                                       -----------             -----------
Net cash used in investing activities                                  (33,708,000)            (22,156,000)
                                                                       -----------             -----------
Cash flows from financing activities:
   Decrease in long-term debt                                             (143,000)             (5,124,000)
   Proceeds from sale of convertible debentures                                 --              57,500,000
   Dividends paid                                                       (2,026,000)             (1,314,000)
   Exercise of stock options                                               260,000                 763,000
   Acquisition of treasury stock                                        (7,868,000)             (4,352,000)
                                                                       -----------             -----------
Net cash provided by (used in) financing activities                     (9,777,000)             47,473,000
                                                                       -----------             -----------
Net increase in cash and cash equivalents during the period             11,502,000              85,694,000
Cash and cash equivalents at the beginning of the period                64,010,000               3,517,000
                                                                       -----------             -----------
Cash and cash equivalents at the end of the period                     $75,512,000             $89,211,000
                                                                       ===========             ===========




    See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- ----------------------------------------------------

Note 1
- ------

The accompanying consolidated condensed financial statements and notes should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments necessary for a fair presentation of the results of the interim periods presented and all such adjustments are of a normal recurring nature. The retail industry is seasonal in nature and the results of operations for the interim periods presented may not be indicative of the results for a full year.

The Company does not currently provide any benefit plans covered by SFAS Nos. 106 or 112.

Certain 1993 amounts have been reclassified to conform to the 1994 presentation.

Note 2 - Long-term Debt
- -----------------------
Consolidated long-term debt is summarized as follows:


                                                                      January 29, 1994  July 31, 1993
                                                                      ----------------  -------------
   Note payable                                                             $1,420,000     $1,489,000
   Obligations under capital leases                                            269,000        343,000
                                                                            ----------     ----------
                                                                             1,689,000      1,832,000
   Less current portion                                                        295,000        303,000
                                                                            ----------     ----------
   Long-term debt                                                           $1,394,000     $1,529,000
                                                                            ==========     ==========


Note 3 - Contingencies
- ----------------------
     Litigation
     ----------
In October 1992, The Nature Company filed a lawsuit against Natural Wonders, Inc. in federal court which seeks both damages and injunctive relief to remedy alleged false representations, intellectual property infringement and unfair competition by Natural Wonders. In November 1992, Natural Wonders responded by filing counterclaims against The Nature Company alleging unfair competition, interference with Natural Wonders' contractual relations and prospective business advantage in violation of state and federal antitrust laws. The Nature Company is vigorously opposing the counterclaim.

In May 1993, Soloflex, Inc. commenced a civil suit against NordicTrack in federal court alleging false advertising, intellectual property infringement, trademark dilution and other common law causes of action, all allegedly arising out of NordicTrack's advertising. Soloflex has filed a motion for preliminary injunction. NordicTrack has filed a counterclaim against Soloflex alleging false advertising and seeking unspecified actual and punitive damages to be proved at trial.

Both of these lawsuits are still in the discovery stage and, while the Company believes that it will prevail, no assurance can be given of a favorable outcome in either or both lawsuits. The Company believes that an unfavorable outcome in either or both lawsuits would not have a
                                       7
material adverse effect on the Company's financial condition but could adversely affect the operating results for the period or periods in which such outcome occurs.

The Company is involved in various other legal proceedings and claims which have arisen in the ordinary course of business. Management believes the outcome of such proceedings will not have a material adverse impact on the Company's financial condition or results of operations.

     Environmental Matters
     ---------------------

On June 3, 1991, the Company received from the United States Environmental Protection Agency ("EPA") a Special Notice Letter ("Special Notice") containing a formal demand on the Company as a Potentially Responsible Party ("PRP") for reimbursement of the costs incurred and expected to be incurred in response to environmental problems at a so-called "Superfund" site in Conway, New Hampshire. The EPA originally estimated the costs of remedial action and future maintenance and monitoring programs at the site at about $7.3 million. The Superfund site includes a vacant parcel of land owned by a subsidiary of the Company as well as adjoining property owned by others. No manufacturing or other activities involving hazardous substances have ever been conducted by the Company or its affiliates on the Superfund site in Conway. The environmental problems affecting the land resulted from activities by the owners of the adjoining parcel. Representatives of the Company have engaged in discussions with the EPA regarding responsibility for the environmental problems and the costs of cleanup. The owners of the adjoining parcel are bankrupt. The EPA commenced cleanup activities at the site in July 1992.

The EPA has expended approximately $1.4 million for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has recently begun to implement the groundwater phase of the cleanup, which was originally estimated by the EPA to cost approximately $4.0 million.

The Company believes that the EPA's estimated cost for cleanup, including the proposed remedial actions, is excessive and involves unnecessary actions. In addition, a portion of the proposed remedial cost involves cleanup of the adjoining property that is not owned by the Company or any of its affiliates. Therefore, the Company believes it is not responsible for that portion of the cleanup costs. The Company has reserves and insurance coverage (from its primary insurer) for environmental liabilities at the site in the amount of approximately $2.3 million. The Company also believes that it is entitled to additional insurance from its excess insurance carriers. However, if excess liability coverage is not available to the Company and the ultimate liability substantially exceeds the primary insurance amount and reserves, the liability would have a material adverse effect upon the Company's operating results for the period in which the resolution of the claim occurs, but would not have a material adverse effect upon the Company's financial condition.

In June 1992, the EPA notified the Company it may be liable for the release of hazardous substances by a former subsidiary at a hazardous waste treatment and storage facility in Southington, Connecticut. The EPA has calculated the Company's volumetric contribution at less than two tenths of one percent. The EPA has not completed its Remedial Investigation/Feasibility Study and, therefore, an estimate of cleanup costs is not available.

Note 4 - Dividend
- -----------------

On February 28, 1994, the Company's Board of Directors declared a cash dividend of $0.02 per share, payable June 17, 1994 to shareholders of record as of May 31, 1994.

Item 2.   Management's Discussion and Analysis of Financial
          -------------------------------------------------
          Condition and Results of Operations.
          ------------------------------------

Financial Condition
- -------------------

Stockholders' equity increased by $36.6 million from $184.2 million at July 31, 1993 to $220.8 million at January 29, 1994 due primarily to net income of $45.4 million partially offset by the repurchase of $7.9 million of common stock. During the first six months of fiscal 1994, the Company spent approximately $33.7 million on additions to property, plant and equipment. The Company's ratio of long-term debt to equity decreased from 0.32 to 1 at July 31, 1993 to 0.27 to 1 at January 29, 1994 primarily due to the increase in stockholders' equity. The Company's available cash increased from $64.0 million at July 31, 1993 to $75.5 million at January 29, 1994. Total unused borrowing capacity under the Company's revolving credit agreement was approximately $59.7 million at January 29, 1994 compared to $27.2 million at July 31, 1993.

Results of Operations
- ---------------------

During the second quarter of fiscal 1994, net sales increased by $55.6 million to $292.0 million, or 23.5%, over the second quarter of fiscal 1993, while net income increased by 17.8% to $38.3 million as compared to $32.5 million in the second quarter of fiscal 1993. For the first six months of fiscal 1994, net sales increased by $85.7 million to $429.2 million, or 24.9%, compared to $343.5 million in the first six months of fiscal 1993 while net income increased by 18.5% to $45.4 million as compared to $38.3 million in the first six months of fiscal 1993.

Total retail store sales increased by $31.8 million to $179.4 million, or 21.5%, over the second quarter of fiscal 1993.
During the second quarter of fiscal 1994, comparable store sales decreased by 2.9%. For the first six months of fiscal 1994, total retail store sales increased by $46.8 million to $256.9 million, or 22.3%, over the first six months of fiscal 1993 and comparable store sales decreased by 2.4%. The increase in total retail store sales for the second quarter and first six months of fiscal 1994 was due primarily to the addition of new NordicTrack, The Nature Company and Britches Great Outdoors stores.

Direct response and mail order sales increased by $23.8 million to $112.6 million, or 26.8%, over the second quarter of fiscal 1993 and by $38.8 million to $172.3 million, or 29.1%, over the first six months of fiscal 1993. The increase in direct response and mail order sales for the second quarter and first six months of fiscal 1994 was due primarily to higher direct response sales at NordicTrack and the acquisition of Smith & Hawken in February 1993.

Cost of goods sold decreased from 38.7% and 39.1% of sales in the second quarter and first six months of fiscal 1993, respectively, to 37.7% and 37.5% of sales in the second quarter and first six months of fiscal 1994, respectively. The decrease in cost of goods sold for the second quarter and first six months of fiscal 1994 was due primarily to higher gross margins at NordicTrack, The Nature Company and Britches of Georgetowne.

Selling, general and administrative expenses increased from 38.2% and 42.1% of sales in the second quarter and first six months of fiscal 1993, respectively, to 40.7% and 44.9% of sales in the second quarter and first six months of fiscal 1994, respectively. The increase in selling, general and administrative expenses for the second quarter and first six months of fiscal 1994 was due to higher expenses at NordicTrack and The Nature Company and the acquisition of Smith & Hawken.

Interest expense increased to $0.6 million, or 0.2% of sales, in the second quarter of fiscal 1994 compared to $0.4 million in the second quarter of fiscal 1993. During the first six months of fiscal 1994, interest expense increased to $1.3 million, or 0.3% of sales, compared to $0.7 million, or 0.2% of sales, in the first six months of fiscal 1993. The increase in interest expense during the second quarter and first six months of fiscal 1994 was due primarily to the interest payments on the $57.5 million principal amount of 5-1/2% convertible subordinated debentures issued during fiscal 1993.

The provision for income taxes as a percentage of pretax income decreased from 40.0% in the second quarter and first six months of fiscal 1993 to 38.8% in the second quarter and first six months of fiscal 1994. The increase in net income during the second quarter and first six months of fiscal 1994 was due primarily to higher sales and higher gross margins.

During the second quarter of fiscal 1994, NordicTrack's sales increased by $32.3 million to $161.9 million, or 24.9%, over the second quarter of fiscal 1993. NordicTrack's retail sales increased from $48.5 million in the second quarter of fiscal 1993 to $67.6 million in the second quarter of fiscal 1994.
NordicTrack's direct response sales increased by $13.2 million during the second quarter of fiscal 1994 to $94.3 million, or 16.3%, over the second quarter of fiscal 1993. During the first six months of fiscal 1994, NordicTrack's sales increased by $50.9 million to $237.0 million, or 27.4%, over the first six months of fiscal 1993. NordicTrack's retail sales increased $26.9 million, or 42.1%, from $63.9 million in the first six months of fiscal 1993 to $90.8 million in the first six months of fiscal 1994. During the first six months of fiscal 1994, NordicTrack's direct response sales increased by $24.0 million to $146.2 million, or 19.6%, over the first six months of fiscal 1993. The increase in retail sales at NordicTrack was due primarily to the opening of new stores. NordicTrack operated 70 stores at the end of the second quarter of fiscal 1994 compared to 37 stores at the end of the second quarter of fiscal 1993.

The Nature Company segment includes The Nature Company, Smith & Hawken (acquired in February 1993) and two early stage retail concepts, Hear Music and Scientific Revolution. During the second quarter of fiscal 1994, The Nature Company segment's sales increased by $19.0 million to $87.4 million, or 27.8%, over the second quarter of fiscal 1993. The Nature Company segment's retail sales increased by $8.5 million, or 14.0%, to $69.2 million compared to $60.7 million during the second quarter of fiscal 1993. The Nature Company segment's comparable store sales decreased 4.5% during the second quarter of fiscal 1994. At the end of the second quarter of fiscal 1994, The Nature Company segment operated 130 stores compared to 107 stores at the end of the second quarter of fiscal 1993. During the second quarter of fiscal 1994, The Nature Company segment's mail order sales increased by $10.5 million to $18.2 million compared to $7.7 million during the second quarter of fiscal 1993. The increase in mail order sales during the second quarter of fiscal 1994 was due primarily to the acquisition of Smith & Hawken.

During the first six months of fiscal 1994, The Nature Company segment's sales increased by $28.1 million to $122.7 million, or 29.7%, over the first six months of fiscal 1993. The Nature Company segment's retail sales increased by $13.3 million, or 15.9%, to $96.7 million compared to $83.4 million in the first six months of fiscal 1993. The Nature Company segment's comparable store sales decreased 4.9% during the first six months of fiscal 1994. During the first six months of fiscal 1994, The Nature Company segment's mail order sales increased by $14.8 million to $26.0 million compared to $11.2 million during the first six months of fiscal 1994. The increase in mail order sales during the first six months of fiscal 1994 was due primarily to the acquisition of Smith & Hawken.

During the second quarter of fiscal 1994, Britches' sales increased by $4.3 million, or 11.2%, to $42.6 million compared to $38.3 million during the second quarter of fiscal 1993. Sales of the company's casual men's clothing division, Britches Great Outdoors, increased by $5.0 million, or 17.0%, during the second quarter of fiscal 1994 to $34.4 million compared to $29.4 million during the second quarter of fiscal 1993. Sales of the company's professional men's clothing division, Britches of Georgetowne, decreased by $0.7 million, or 7.9%, during the second quarter of fiscal 1994 to $8.2 million compared to $8.9 million during the second quarter of fiscal 1993. On a comparable store basis, Britches Great Outdoors' sales decreased 5.7% and Britches of Georgetowne's sales decreased 7.9% during the second quarter of fiscal 1994. At the end of the second quarter of fiscal 1994, Britches operated 67 and 14 Great Outdoors and Britches of Georgetowne stores, respectively, compared to 52 and 14 Great Outdoors and Britches of Georgetowne stores, respectively, at the end of the second quarter of fiscal 1993.

During the first six months of fiscal 1994, Britches' sales increased $6.7 million, or 10.7%, to $69.5 million compared to $62.8 million during the first six months of fiscal 1993. Sales of Britches Great Outdoors increased by $8.0 million to $55.0 million, or 17.0%, and sales of Britches of Georgetowne decreased by $1.3 million to $14.5 million, or 8.2%, compared to the first six months of fiscal 1993. On a comparable store basis, Britches Great Outdoors' sales decreased 3.4% and Britches of Georgetowne's sales decreased 8.0% during the first six months of fiscal 1994.

The Company does not currently provide any benefit plans covered by SFAS Nos. 106 or 112.

                          PART II:  OTHER INFORMATION

Item 1: Legal Proceedings.

        Environmental Matters
        ---------------------

           Note 3 of Notes to Consolidated Condensed Financial
        Statements in Item 1 of Part I hereof is hereby incorporated by reference for information concerning environmental matters.

        Litigation
        ----------

           In October 1992, The Nature Company filed a lawsuit against Natural Wonders, Inc. in the United States District Court for the Northern District of California which seeks both damages and injunctive relief to remedy alleged false representations, intellectual property infringement and unfair competition by Natural Wonders. In November 1992, Natural Wonders responded by filing counterclaims against The Nature Company alleging unfair competition, interference with Natural Wonders' contractual relations and prospective business advantage in violation of state and federal antitrust laws, and seeking damages treble the amount to be proved at trial. The Nature Company is vigorously opposing the counterclaim.

           In May 1993, Soloflex, Inc. commenced a civil suit against NordicTrack in the United States District Court for the District of Oregon alleging false advertising, intellectual property infringement, trademark dilution and other common law causes of action, all allegedly arising out of NordicTrack's advertising. Soloflex which is seeking damages in the amount of $25 million has filed a motion for preliminary injunction. NordicTrack has filed a counterclaim against Soloflex alleging false advertising and seeking unspecified actual and punitive damages to be proved at trial.

           Both of these lawsuits are still in the discovery stage and, while the Company believes that it will prevail , no assurance can be given of a favorable outcome in either or both lawsuits. The Company believes that an unfavorable outcome in either or both lawsuits would not have a material adverse effect on the Company's financial condition but could adversely affect the operating results for the period or periods in which such outcome occurs.

           The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such proceedings will not have a material adverse impact on the Company's financial condition or results of operations.

Items 2-3:     None.

Item 4: Submission of Matters to a Vote of Security Holders:

           The Company held its Annual Meeting of Stockholders on December 2, 1993. At this meeting the stockholders of the Company elected Howard H. Callaway as a Class C Director (by votes of 41,455,342 shares of Common Stock in favor and 41,365 shares of Common Stock withheld) and Homer L. Luther, Jr. as a Class C Director (by votes of 41,457,125 shares of Common Stock in favor and 39,582 shares of Common Stock withheld). Each of Messrs. Callaway and Luther is to serve for a term of three years. The other directors of the Company whose terms of office as directors continued after the meeting are Charles M. Leighton, Thomas H. Lenagh, Dr. Roy W. Menninger, G. Robert Tod and Ralph F. Verni.

           At the Annual Meeting, stockholders holding 41,423,996 shares of Common Stock voted to ratify the appointment of Deloitte & Touche as the Company's independent auditors for the 1994 fiscal year. Stockholders holding 20,452 shares of Common Stock voted against such ratification and stockholders holding 52,259 shares of Common Stock abstained. No "broker non-votes" were recorded at the Annual Meeting of Stockholders.

Item 5: Other Information:

           Allison Taunton-Rigby was unanimously elected a Class C Director at a meeting of the Board of Directors of the Company on February 28, 1994. Ms. Taunton-Rigby will serve until the 1996 Annual Meeting of Stockholders and until her successor is elected and qualified.

Item 6: Exhibits and Reports on Form 8-K.
           (a)      Exhibits - See Exhibit Index.

           (b)      Reports on Form 8-K:
                    None.


Signatures
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CML GROUP, INC.
                                 -----------------------------
                                 (Registrant)


Date: March 15, 1994             /s/Glenn E. Davis
      --------------            -------------------------------
                                 Glenn E. Davis
                                 Vice President and Controller
                                 (Principal Accounting Officer)

                                 EXHIBIT INDEX

                                                                        Page No.
                                                                        --------
     11   --   Statement Regarding Computation of Earnings Per Share       16