Form 10-Q
period 1994-04-30
CML GROUP INC
filed 1994-06-14
CIK 729576

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1994

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO______________

Commission file number 0-12628
                       -------

                                CML GROUP, INC.
             -----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                       04-2451745
- - ------------------------                   -----------------------------------
(State of Incorporation)                   (IRS Employer Identification Number)


 524 Main Street, Acton, Massachusetts                     01720
- - ---------------------------------------                  ----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (508) 264-4155
                                                       --------------

                                Not Applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report.)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X          No______
                                              ------

Number of shares outstanding of each of the issuer's classes of common stock:
50,166,067 shares of common stock, $.10 par value, as of June 3, 1994.

================================================================================


                               Page 1 of 16 Pages

                        Exhibit Index Begins at Page 15

                        CML GROUP, INC. AND SUBSIDIARIES
                        --------------------------------

                                   Form 10-Q



                                     Index
                                     -----

                                                                                            Page
                                                                                            ----
Part I:     Financial Information

            Item 1:  Financial Statements

                     Consolidated Condensed Balance Sheets as of
                     April 30, 1994 and July 31, 1993                                        3 - 4

                     Consolidated Condensed Statements of Income
                     for the three-month and nine-month periods ended
                     April 30, 1994 and May 1, 1993                                              5

                     Consolidated Condensed Statements of Cash
                     Flows for the nine-month periods ended
                     April 30, 1994 and May 1, 1993                                              6

                     Notes to Consolidated Condensed Financial Statements                    7 - 9

            Item 2:  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   10 - 12

Part II:    Other Information                                                              13 - 14

            Signatures                                                                          14

            Exhibit Index                                                                       15

                         Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CML GROUP, INC. & SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                     ASSETS

                                                                April 30, 1994              July 31, 1993
                                                                --------------              -------------
Current assets:
     Cash and cash equivalents                                   $  52,445,000             $  64,010,000
     Accounts receivable - trade                                    38,320,000                23,884,000
     Prepaid income taxes                                            7,127,000                 7,127,000
     Inventories:
         Raw materials                                              11,728,000                 8,940,000
         Work in process                                             4,853,000                 2,603,000
         Finished goods                                             67,002,000                56,950,000
                                                             -----------------         -----------------
         Total inventories                                          83,583,000                68,493,000
     Other current assets                                           24,973,000                12,879,000
                                                             -----------------         -----------------
     Total current assets                                          206,448,000               176,393,000
                                                             -----------------         -----------------

Property, plant and equipment, at cost:
     Land and buildings                                             19,490,000                14,663,000
     Machinery and equipment                                        74,752,000                56,379,000
     Leasehold improvements                                        103,809,000                89,122,000
                                                             -----------------         -----------------
                                                                   198,051,000               160,164,000
Less accumulated depreciation                                       62,303,000                48,707,000
                                                             -----------------         -----------------
                                                                   135,748,000               111,457,000
                                                             -----------------         -----------------
Goodwill                                                            35,240,000                33,847,000
Other assets                                                        17,337,000                18,474,000
                                                             -----------------         -----------------
                                                                  $394,773,000              $340,171,000
                                                             =================         =================


           See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              April 30, 1994              July 31, 1993
                                                              --------------              -------------
Current liabilities:
    Current portion of long-term debt                        $       255,000            $       303,000
    Accounts payable                                               30,361,000                36,199,000
    Accrued compensation                                            6,869,000                 7,537,000
    Accrued restructuring costs                                     1,453,000                 2,274,000
    Accrued income taxes                                            5,698,000                 5,036,000
    Other accrued expenses                                         35,320,000                23,853,000
                                                            -----------------         -----------------
    Total current liabilities                                      79,956,000                75,202,000
                                                            -----------------         -----------------
Noncurrent liabilities:
    Long-term debt                                                  1,354,000                 1,529,000
    Convertible subordinated debentures                            57,500,000                57,500,000
    Other noncurrent liabilities                                   22,574,000                21,690,000
                                                            -----------------         -----------------
    Total noncurrent liabilities                                   81,428,000                80,719,000
                                                            -----------------         -----------------
Stockholders' equity:
    Common stock par value $.10 per share
      Authorized - 120,000,000 shares
      Issued - 51,788,308 shares and
        51,580,098 shares                                           5,179,000                 5,158,000
    Additional paid-in capital                                     76,284,000                75,347,000
    Retained earnings                                             175,602,000               116,136,000
                                                            -----------------         -----------------
                                                                  257,065,000               196,641,000
    Less treasury stock, at cost, 1,443,567
      shares and 888,798 shares                                    23,676,000                12,391,000
                                                            -----------------         -----------------
                                                                  233,389,000               184,250,000
                                                            -----------------         -----------------
                                                                 $394,773,000              $340,171,000
                                                            =================         =================


           See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                  Consolidated Condensed Statements of Income
                  -------------------------------------------

For the periods ended April 30, 1994
and May 1, 1993

                                                                               Three Months                        Nine Months
                                                                               ------------                        -----------
                                                                           1994             1993              1994          1993
                                                                           ----             ----              ----          ----
Net sales                                                               $198,088,000     $169,363,000     $627,245,000  $512,902,000
                                                                        ------------     ------------     ------------  ------------
Less costs and expenses:
     Cost of goods sold                                                   70,662,000       62,021,000      231,562,000   196,252,000
     Selling, general and administrative expenses                        100,567,000       81,762,000      293,304,000   226,558,000
     Interest expense                                                        560,000          555,000        1,824,000     1,264,000
                                                                        ------------     ------------     ------------  ------------
                                                                         171,789,000      144,338,000      526,690,000   424,074,000
                                                                        ------------     ------------     ------------  ------------
Income before provision for income taxes                                  26,299,000       25,025,000      100,555,000    88,828,000
Provision for income taxes                                                 9,237,000       10,010,000       38,050,000    35,532,000
                                                                        ------------     ------------     ------------  ------------
Net income                                                               $17,062,000      $15,015,000      $62,505,000   $53,296,000
                                                                        ============     ============     ============   ===========

Earnings per share:
     Primary                                                                   $0.33            $0.29            $1.21         $1.03
                                                                               =====            =====            =====         =====
     Fully diluted                                                             $0.33            $0.29            $1.19         $1.02
                                                                               =====            =====            =====         =====

Weighted average number of shares outstanding                             51,554,304       51,994,791       51,781,621    51,969,920



           See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                -----------------------------------------------
                                                                                  For the Nine Months Ended
                                                                                  -------------------------
                                                                           April 30, 1994             May 1, 1993
                                                                           --------------             -----------
Cash flows from operating activities:
   Net income                                                               $62,505,000               $53,296,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                                      17,930,000                13,148,000
          Provision for doubtful notes receivable                                    --                   682,000
          Loss on disposal of property, plant and equipment                   1,366,000                 2,096,000
          Changes in working capital items                                  (39,652,000)               (3,374,000)
          (Increase) decrease in other assets                                   484,000                (2,095,000)
          Decrease in goodwill                                                       --                   479,000
          Increase in other noncurrent liabilities                              884,000                    37,000
                                                                         --------------           ---------------
Net cash provided by operating activities                                    43,517,000                64,269,000
                                                                         --------------           ---------------
Cash flows from investing activities:
          Additions to property, plant and equipment                        (41,916,000)              (30,082,000)
          Acquisition of Smith & Hawken                                              --               (14,766,000)
          Reduction in notes receivable                                          96,000                   547,000
                                                                         --------------           ---------------
Net cash used in investing activities                                       (41,820,000)              (44,301,000)
                                                                        ---------------           ---------------
Cash flows from financing activities:
          Decrease in long-term debt                                           (223,000)               (5,232,000)
          Proceeds from sale of convertible debentures                               --                57,500,000
          Dividends paid                                                     (3,039,000)               (1,998,000)
          Exercise of stock options                                             396,000                 1,009,000
          Acquisition of treasury stock                                     (10,396,000)               (4,352,000)
                                                                        ---------------           ---------------
Net cash provided by (used in) financing activities                         (13,262,000)               46,927,000
                                                                        ---------------           ---------------
Net increase (decrease) in cash and cash equivalents
          during the period                                                 (11,565,000)               66,895,000
Cash and cash equivalents at the beginning of the period                     64,010,000                 3,517,000
                                                                        ---------------            --------------
Cash and cash equivalents at the end of the period                          $52,445,000               $70,412,000
                                                                        ===============            ==============


           See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- - ----------------------------------------------------

Note 1
- - ------

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

Note 2 - Long-term Debt
- - -----------------------

Consolidated long-term debt is summarized as follows:
                                              April 30, 1994        July 31, 1993
                                              --------------        -------------
Note payable                                  $1,386,000             $1,489,000
Obligations under capital leases                 223,000                343,000
                                              ----------             ----------
                                               1,609,000              1,832,000

Less current portion                             255,000                303,000
                                              ----------             ----------

Long-term debt                                $1,354,000             $1,529,000
                                              ==========             ==========

Note 3 - Contingencies
- - ----------------------

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

Note 4 - Dividend
- - -----------------

On February 28, 1994, the Company's Board of Directors declared a cash dividend of $0.02 per share, payable June 17, 1994 to shareholders of record as of May 31, 1994.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ----------------------

Financial Condition
- - -------------------

Stockholders' equity increased by $49.2 million from $184.2 million at July 31, 1993 to $233.4 million at April 30, 1994 due primarily to net income of $62.5 million partially offset by the repurchase of $11.3 million of common stock. During the first nine months of fiscal 1994, the Company spent approximately $41.9 million on additions to property, plant and equipment. The Company's ratio of long-term debt to equity decreased from 0.32 to 1 at July 31, 1993 to
0.25 to 1 at April 30, 1994 primarily due to the increase in stockholders' equity. The Company's available cash decreased from $64.0 million at July 31, 1993 to $52.4 million at April 30, 1994 primarily due to additional investments in working capital, plant and equipment and the repurchase of common stock. Total unused borrowing capacity under the Company's revolving credit agreement was approximately $58.4 million at April 30, 1994 compared to $27.2 million at July 31, 1993.

Results of Operations
- - ---------------------

During the third quarter of fiscal 1994, net sales increased by $28.7 million to $198.1 million, or 16.9%, over the third quarter of fiscal 1993, while net income increased by 14.0% to $17.1 million as compared to $15.0 million in the third quarter of fiscal 1993. For the first nine months of fiscal 1994, net sales increased by $114.3 million to $627.2 million, or 22.3%, compared to $512.9 million in the first nine months of fiscal 1993 while net income increased by 17.3% to $62.5 million as compared to $53.3 million in the first nine months of fiscal 1993.

Total retail store sales increased by $25.2 million to $102.0 million, or 32.8%, over the third quarter of fiscal 1993. During the third quarter of fiscal 1994, comparable store sales decreased by 0.2%. For the first nine months of fiscal 1994, total retail store sales increased by $72.0 million to $358.9 million, or 25.1%, over the first nine months of fiscal 1993 and comparable store sales decreased by 1.8%. The increase in total retail store sales for the third quarter and first nine months of fiscal 1994 was due primarily to the addition of new NordicTrack, The Nature Company and Britches Great Outdoors stores.

Direct response and mail order sales increased by $3.5 million to $96.1 million, or 3.8%, over the third quarter of fiscal 1993 and by $42.3 million to $268.3 million, or 18.7%, over the first nine months of fiscal 1993. The increase in direct response and mail order sales for the third quarter and first nine months of fiscal 1994 was due primarily to higher direct response sales at NordicTrack and the acquisition of Smith & Hawken in February 1993.

Cost of goods sold decreased from 36.6% and 38.3% of sales in the third quarter and first nine months of fiscal 1993, respectively, to 35.7% and 36.9% of sales in the third quarter and first nine months of fiscal 1994, respectively. The decrease in cost of goods sold for the third quarter and first nine months of fiscal 1994 was due primarily to higher gross margins at NordicTrack, The Nature Company and Britches of Georgetowne.

Selling, general and administrative expenses increased from 48.3% and 44.2% of sales in the third quarter and first nine months of fiscal 1993, respectively, to 50.8% and 46.8% of sales in the third quarter and first nine months of fiscal 1994, respectively. The increase in selling, general and administrative expenses for the third quarter and first nine months of fiscal 1994 was due to higher expenses at NordicTrack and The Nature Company and the acquisition of Smith & Hawken.

Interest expense was $0.6 million, or 0.3% of sales, in the third quarter of fiscal 1994 and the third quarter of fiscal 1993. During the first nine months of fiscal 1994, interest expense increased to $1.8 million, or 0.3% of sales, compared to $1.3 million, or 0.2% of sales, in the first nine months of fiscal 1993. The increase in interest expense during the first nine months of fiscal 1994 was due primarily to the interest expense associated with the $57.5 million principal amount of 5-1/2% convertible subordinated debentures issued during fiscal 1993.

The provision for income taxes as a percentage of pretax income decreased from 40.0% in each of the third quarter and first nine months of fiscal 1993 to 35.1% in the third quarter and 37.8% in the first nine months of fiscal 1994. The increase in net income during the third quarter and first nine months of fiscal 1994 was due primarily to higher sales and higher gross margins.

During the third quarter of fiscal 1994, NordicTrack's sales increased by $21.3 million to $142.5 million, or 17.6%, over the third quarter of fiscal 1993. NordicTrack's retail sales increased from $34.6 million in the third quarter of fiscal 1993 to $53.8 million in the third quarter of fiscal 1994 due primarily to the opening of new stores. NordicTrack's comparable store sales increased 7.4% during the third quarter of fiscal 1994. NordicTrack's direct response sales increased by $2.2 million during the third quarter of fiscal 1994 to $88.7 million, or 2.5%, over the third quarter of fiscal 1993.

During the first nine months of fiscal 1994, NordicTrack's sales increased by $72.2 million to $379.5 million, or 23.5%, over the first nine months of fiscal 1993. NordicTrack's retail sales increased $46.0 million, or 46.7%, from $98.5 million in the first nine months of fiscal 1993 to $144.5 million in the first nine months of fiscal 1994. NordicTrack's comparable store sales increased 5.5% during the first nine months of fiscal 1994. During the first nine months of fiscal 1994, NordicTrack's direct response sales increased by $26.2 million to $235.0 million, or 12.5%, over the first nine months of fiscal 1993. The increase in retail sales at NordicTrack was due primarily to the opening of new stores. NordicTrack operated 75 stores at the end of the third quarter of fiscal 1994 compared to 38 stores at the end of the third quarter of fiscal 1993.

The Nature Company segment includes The Nature Company, Smith & Hawken (acquired in February 1993) and two early stage retail concepts, Hear Music and Scientific Revolution. During the third quarter of fiscal 1994, The Nature Company segment's sales increased by $5.2 million to $34.3 million, or 17.9%, over the third quarter of fiscal 1993. The Nature Company segment's retail sales increased by $3.8 million, or 16.5%, to $26.9 million compared to $23.1 million during the third quarter of fiscal 1993. The Nature Company segment's comparable store sales decreased 5.2% during the third quarter of fiscal 1994. At the end of the third quarter of fiscal 1994, The Nature Company segment operated 131 stores compared to 105 stores at the end of the third quarter of fiscal 1993. During the third quarter of fiscal 1994, The Nature Company segment's mail order sales increased by $1.4 million to $7.4 million compared to $6.0 million during the third quarter of fiscal 1993. The increase in mail order sales during the third quarter of fiscal 1994 was due primarily to the acquisition of Smith & Hawken.

During the first nine months of fiscal 1994, The Nature Company segment's sales increased by $33.2 million to $157.0 million, or 26.8%, over the first nine months of fiscal 1993. The Nature Company segment's retail sales increased by $17.1 million, or 16.1%, to $123.6 million compared to $106.5 million in the first nine months of fiscal 1993. The Nature Company segment's comparable store sales decreased 4.9% during the first nine months of fiscal 1994. During the first nine months of fiscal 1994, The Nature Company segment's mail order sales increased by $16.2 million to $33.4 million compared to $17.2 million during the first nine months of fiscal 1993. The increase in mail order sales during the first nine months of fiscal 1994 was due primarily to the acquisition of Smith & Hawken.

During the third quarter of fiscal 1994, Britches' sales increased by $2.2 million, or 11.5%, to $21.3 million compared to $19.1 million during the third quarter of fiscal 1993. Sales of the company's casual men's clothing division, Britches Great Outdoors, increased by $2.9 million, or 23.0%, during the third quarter of fiscal 1994 to $15.5 million compared to $12.6 million during the third quarter of fiscal 1993. Sales of the company's professional men's clothing division, Britches of Georgetowne, decreased by $0.7 million, or 10.8%, during the third quarter of fiscal 1994 to $5.8 million compared to $6.5 million during the third quarter of fiscal 1993. On a comparable store basis, Britches Great Outdoors' sales decreased 2.0% and Britches of Georgetowne's sales decreased 11.3% during the third quarter of fiscal 1994. At the end of the third quarter of fiscal 1994, Britches operated 72 and 14 Great Outdoors and Britches of Georgetowne stores, respectively, compared to 52 and 14 Great Outdoors and Britches of Georgetowne stores, respectively, at the end of the third quarter of fiscal 1993.

During the first nine months of fiscal 1994, Britches' sales increased $8.9 million, or 10.9%, to $90.8 million compared to $81.9 million during the first nine months of fiscal 1993. Sales of Britches Great Outdoors increased by $11.0 million to $70.5 million, or 18.5%, and sales of Britches of Georgetowne decreased by $2.1 million to $20.3 million, or 9.4%, compared to the first nine months of fiscal 1993. On a comparable store basis, Britches Great Outdoors' sales decreased 3.1% and Britches of Georgetowne's sales decreased 9.0% during the first nine months of fiscal 1994.

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

Items 2-5:   None.

Item 6:      Exhibits and Reports on Form 8-K.
                  (a) Exhibits - See Exhibit Index.

                  (b) Reports on Form 8-K:
                         None.


Signatures
- - ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CML GROUP, INC.
                                        ---------------
                                        (Registrant)


Date: June 14, 1994
      -------------                     /s/ Glenn E. Davis
                                        ---------------------------------
                                        Glenn E. Davis
                                        Vice President and Controller
                                        (Principal Accounting Officer)

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