Form 10-K
period 1994-07-31
CML GROUP INC
filed 1994-10-31
CIK 729576

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K

 (Mark One)
 [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee required)

     FOR THE FISCAL YEAR ENDED JULY 31, 1994

                                       OR

 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

     COMMISSION FILE NUMBER 0-12628

                                  CML GROUP, INC.
- - -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    DELAWARE                                  04-2451745
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
 or organization)

     524 MAIN STREET, ACTON, MASSACHUSETTS               01720
   (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code   (508) 264-4155

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
        Title of each class                     on which registered
  --------------------------------             -----------------------
   Common Stock, $.10 par value                New York Stock Exchange
  Preference Stock Purchase Rights             New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No      .
                                        -----      -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $435,954,342 based on the closing price of the Common Stock as reported on the New York Stock Exchange on October 15, 1994.

Number of shares of Common Stock outstanding as of October 15, 1994:
49,987,789 shares.

                              Page 1 of 51 Pages
                        Exhibit Index Begins at Page 44

                      Documents Incorporated by Reference



                                                              Part of Report into
                      Documents                               which Incorporated
                      ---------                               -------------------
           Portions of Proxy Statement for the             Items 10, 11, 12 & 13 of
           Annual Meeting of Stockholders to be             Part III
           held December 1, 1994 to be filed with the
           Securities and Exchange Commission on
           or about November 2, 1994 pursuant to
           Reg. 240.14a-6(b) under the Securities
           Exchange Act of 1934.

                                     PART I

Item 1.  Business
         --------

      CML Group, Inc. (the "Company" or "CML") was incorporated under the laws of the State of Delaware in 1969. Unless the context otherwise requires, the term "Company" as used herein includes CML and its subsidiaries.

      CML Group, Inc. is a specialty marketing company offering: (i) physical fitness and exercise equipment and other health-related products; (ii) nature-, gardening-, music- and science-related gifts and accessories; and (iii) high quality men's apparel. The Company markets its products primarily through direct response advertising in print and on television, through its mail order catalogs and through its own specialty retail stores and kiosks. At July 31, 1994, the Company operated 318 retail stores and 20 mall kiosks and had proprietary mail order customer lists containing approximately 3 million names. The Company's principal specialty retailing operations are conducted under the trade names NordicTrack [R], NordicAdvantage [TM], The Nature Company [TM], Smith & Hawken [R], Britches of Georgetowne [R] and Britches Great Outdoors [TM].

      On February 25, 1993, the Company acquired certain assets and assumed certain liabilities of the gardening business of Smith & Hawken, Ltd., a specialty retailer of gardening products and accessories located in Mill Valley, California.

      In the last five years, the Company has sold four subsidiaries and restructured the operations of three divisions as part of its strategy to focus on businesses which have the greatest growth prospects and offer the greatest potential return on investment. During fiscal 1992, the Company decided to restructure the remaining operations of its Britches for Women and Mason & Sullivan divisions by eliminating major product lines and consolidating stores, offices and distribution facilities

      CML may make acquisitions in the future to complement and expand its current business operations. Criteria used by the Company in evaluating potential acquisitions include high-quality proprietary consumer products, specialty marketing capabilities, potential fit with one of the Company's existing businesses and commitment of the existing management team.

      CML's specialty retailing companies comprise three industry segments: (i) NordicTrack designs, manufactures and markets high quality aerobic and anaerobic exercise equipment to consumers primarily through direct response advertising in print and on television, its own mail order catalogs and retail stores and kiosks operated by its wholly-owned subsidiary, NordicAdvantage; (ii) The Nature Company segment includes The Nature Company which markets a wide range of products that enhance observation, understanding and appreciation of nature through its own retail stores and catalogs; Smith & Hawken, a leading marketer of gardening tools, plants and accessories, acquired in February 1993; and two early stage retail concepts, Hear Music and Scientific Revolution that sell music- and science-related merchandise, respectively; and (iii) Britches for Men markets high quality men's apparel through its own retail stores.

      Britches sells its products through two separate retail formats:
(i) Britches Great Outdoors stores sell men's and unisex sportswear and casual outdoor clothing and (ii) Britches of Georgetowne stores sell men's tailored professional business clothing.

     Information on each of the Company's industry segments is presented in Note 10 - Industry Segments of Notes to Consolidated
Financial Statements.

      For the fiscal year ended July 31, 1994, approximately 57.3% of the Company's total revenues was derived from retail stores and mall kiosks compared to approximately 55.5% in fiscal 1993 and 55.9% in fiscal 1992. In fiscal 1994, direct response and mail order sales accounted for approximately 42.7% of total revenues compared to 44.5% in fiscal 1993 and 44.1% in fiscal 1992.

NordicTrack
- - -----------

      NordicTrack designs, manufactures and markets high quality aerobic and anaerobic exercise equipment to consumers primarily through direct response advertising in print and on television and through its own mail order catalogs. NordicTrack products are also sold by its wholly-owned subsidiary, NordicAdvantage which operates specialty retail stores and kiosks located primarily in the United States and Canada. NordicTrack's products are designed to provide efficient, non-jarring exercise at home.

      NordicTrack's principal procuct line consists of several models of cross country ski exercisers which range in price from $300 to $1,500. NordicTrack's cross country ski exercisers utilize a unique flywheel mechanism which, in conjunction with an upper body resistance mechanism, replicates the non-jarring motion of cross country skiing and provides a complete upper and lower body workout. In November 1993, NordicTrack introduced Walkfit [TM], a nonmotorized treadmill with a price of approximately $600.

      NordicTrack's principal anaerobic product, the NordicFlex Gold [TM], was introduced in December 1991. NordicFlex Gold is offered in two models at $1,000 and $1,300. The NordicFlex Gold incorporates a unique isokinetic resistance device which provides resistance in relation to the force exerted. The NordicFlex Gold provides users the upper and lower body exercise needed to build and maintain strength, muscle tone and flexibility, and allows the user to tailor an individual fitness program with 32 different exercises.

      During fiscal 1994, approximately 37.1% of NordicTrack's net sales was derived from NordicAdvantage's retail operations, and the remaining 62.9% was derived from its direct response and mail order operations. NordicAdvantage opened 41 retail stores during fiscal 1994 compared to 29 and 15 stores opened during fiscal 1993 and 1992, respectively. At the end of fiscal 1994, NordicAdvantage operated 88 stores compared to 47 stores at July 31, 1993. NordicAdvantage plans to open 25 stores during fiscal 1995. These stores are generally approximately 1,300 square feet in size and are located in high traffic urban and suburban malls in affluent areas. A portion of NordicAdvantage's retail sales comes from seasonal kiosks which are open for only a portion of the year. The stores and kiosks have allowed NordicAdvantage to reach that portion of the fitness market which does not traditionally purchase by direct response or mail order.

      NordicTrack operates a retail store in Germany and a retail store and direct response marketing facility in the United Kingdom. To date, international sales have not been significant.

      NordicTrack's operations, including personnel, stores, purchasing, manufacturing, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other operations.

The Nature Company
- - ------------------

      The Nature Company segment includes The Nature Company which creates, sources and sells products that enhance observation, understanding and appreciation of the natural world; Smith & Hawken, a leading marketer of gardening tools, plants and accessories, acquired in February 1993; and two early stage retail concepts, Hear Music and Scientific Revolution, that sell music- and science-related merchandise, respectively. The Nature Company's merchandise categories include books, gifts, children's educational toys, music, clothing, accessories, backyard and garden items, minerals, sculpture, posters, optics, paper products, instruments, nature video and audio tapes, and limited edition prints. Smith & Hawken's merchandise categories include garden furniture, gardening tools, plants, garden-related accessories, books, housewares and gifts and clothing. Hear Music sells a limited selection of compact discs and tapes targeted primarily at an older customer than most music stores. Scientific Revolution sells merchandise that celebrates great accomplishments in science, exploration and the ingenuity of mankind.

      During fiscal 1994, approximately 78.5% of The Nature Company segment's sales was derived from its retail operations, and the remaining 21.5% was derived from its mail order operations. The Nature Company segment opened 22 stores during fiscal 1994 compared to 29 stores opened during fiscal 1993. At the end of fiscal 1994, The Nature Company segment operated 133 stores compared to 111 stores at the end of fiscal 1993. The segment's retail stores, which vary in size from 1,290 square feet to 8,200 square feet and average 2,889 square feet, are located in tourist festival marketplaces, high traffic urban and suburban malls in affluent areas and affluent main street areas in the United States and Canada. The Nature Company segment plans to open approximately 20 stores during fiscal 1995.

      The Nature Company segment mailed approximately 25 million catalogs during fiscal 1994 and generated $43.0 million in total mail-order revenues.

      The companies included in The Nature Company segment currently share executive management, real estate services, order processing services, fulfillment and distribution services, accounting and finance and management information services and systems. The Nature Company segment's operations, including personnel, stores, purchasing, merchandising, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other industry segments.

Britches for Men
- - ----------------

      Men's tailored professional clothing is sold through stores concentrated in the mid-Atlantic and southeastern states and Washington, D.C. operating under the trade name Britches of Georgetowne ("BGT"). Merchandise sold by BGT consists primarily of tailored natural fiber suits, sport coats, trousers, shirts and neckties with traditional yet fashion-forward styling.

     BGT stores, which vary in size from 3,219 square feet to 7,536 square feet and average 5,268 square feet, are primarily located in major high traffic shopping malls and main street areas in affluent urban and suburban areas. Britches operated 14 BGT stores at July 31, 1994 and 1993. The Company does not plan to open any BGT stores during fiscal 1995.

      Men's sportswear and casual outdoor clothing, designed for casual weekend living, are sold through stores in urban and suburban locations primarily in the mid-Atlantic, the northeast, upper midwest and southeastern states and Washington, D.C. operating under the trade name Britches Great Outdoors ("BGO").

      BGO stores are located in university towns, high traffic malls and main street areas in affluent urban and suburban areas. BGO stores vary in size from 2,075 square feet to 6,484 square feet and average 3,688 square feet. Britches opened 27 new BGO stores during fiscal 1994 compared to six BGO stores opened during fiscal 1993. At the end of fiscal 1994, Britches operated 83 BGO stores compared to 56 stores at the end of fiscal 1993. The Company plans to open 12 BGO stores during fiscal 1995.

      Britches' operations, including personnel, stores, purchasing, merchandising, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other operations.

Trade Names
- - -----------

      The Company believes that the names under which it conducts its business are of significant value because they are established, well-known and respected.

      Shown below are the Company's principal trade names and trademarks and the estimated number of years in existence:

            Principal Trade Names              Years in
               and Trademarks                 Existence
          -----------------------             ---------
          NordicTrack [R]                      Over 15

          NordicAdvantage, Inc. [TM]           Over 3

          The Nature Company [TM]              Over 15

          Smith & Hawken [R]                   Over 10

          Hear Music                           Over 3

          Britches Great Outdoors [TM]         Over 20

          Britches of Georgetowne [R]          Over 25


Distribution
- - ------------

      NordicTrack's products are manufactured principally at its Glencoe, Minnesota production facility and shipped from that facility to its direct response customers. NordicTrack products are also sold by its wholly-owned subsidiary, NordicAdvantage which operates specialty retail stores and kiosks. The Nature Company segment's products are shipped by its suppliers to its distribution center in Florence, Kentucky and reshipped by The Nature Company segment to stock its retail stores and to fill its mail orders. Britches' products are shipped by its suppliers to its distribution center in Herndon, Virginia, from which Britches supplies its retail stores

Suppliers
- - ---------

      The Company has many domestic and foreign suppliers, none of which accounts for more than 5% of its purchases. Generally, the Company is not dependent upon any single source for any items of merchandise. Each specialty retailing operation generally contracts with one or more printers and paper suppliers for its direct response and mail order catalogs.

Manufacturing
- - -------------

        The Company's principal manufacturing activity consists of the production of NordicTrack physical fitness exercise equipment, primarily at three facilities in Minnesota comprising approximately 277,000 square feet of manufacturing space. The materials required for the Company's manufacturing operations are generally available from a wide variety of suppliers.

Competition
- - -----------

      The markets in which the Company is engaged are highly competitive. Many of the competitors of The Nature Company, Smith & Hawken, Hear Music and Britches are larger companies with greater financial resources, a greater selection of merchandise and nationwide distribution, including a large number and wide variety of specialty retail stores, discount stores and department stores.

        NordicTrack competes with other companies which design, manufacture and distribute physical fitness and exercise equipment. NordicTrack's competitors include Soloflex, Inc., Proform Fitness Products, Inc., Diversified Products Corp., Road Master Industries, Inc. and Consumer Direct, Inc.

      The Nature Company primarily competes with Natural Wonders, Inc., a large specialty retailer located in the San Francisco Bay Area with retail stores throughout the United States and with smaller specialty retailers in local markets selling clothing, educational toys for children, books, posters and other similar items.

      Smith & Hawken competes with mail order catalogs which sell gardening-related merchandise such as Gardeners's Eden, David Kay, Calyx & Corolla and Gardener's Supply. Smith & Hawken also competes with independent garden stores and plant nurseries in towns and cities throughout the United States.

      Hear Music competes with larger companies selling pre-recorded music on compact discs and tapes which have greater financial resources, a greater selection of merchandise and nationwide distribution. Hear Music also competes with smaller local and regional music stores.

      The men's tailored professional clothing and sportswear and casual wear businesses are highly competitive. BGT and BGO compete with larger companies with greater financial resources, a greater selection of merchandise and nationwide distribution. BGT's competitors include but are not limited to Nordstrom and Brooks Brothers. BGO's competitors include but are not limited to Eddie Bauer, L.L. Bean, J. Crew, The Gap, Banana Republic and Land's End. BGT and BGO also compete with smaller, generally regional specialty stores.

         Competition in the direct response and mail order business has intensified in recent years due to an increase in both the number of competitors and in the number of catalogs mailed.

Seasonality
- - -----------

      The Company's businesses are seasonal with significant amounts of retail sales in the second and third fiscal quarters. The following table shows the approximate percentage of consolidated sales in each quarter of fiscal 1994:

                                      Percentage
            Fiscal Quarter Ended       of Sales
            --------------------      ----------
                October                  18%
                January                  38%
                April                    25%
                July                     19%
                                        ----
                    Total               100%
                                        ====

Working Capital Requirements
- - ----------------------------

      Inventory purchases represent the most significant use of working capital. The Company believes that its working capital requirements follow the seasonal patterns of other companies operating within its industry segments. Inventory represented approximately 52% and 61% of the Company's working capital assets, excluding cash and cash equivalents, at July 31, 1994 and 1993, respectively. Inventory purchases are based on future anticipated sales and typically reach their highest levels of the year in the Fall in anticipation of the Christmas holiday season.

Backlog, Contracts and Research
- - -------------------------------

      Backlog is not a significant factor in the Company's business.

      The Company does not have any material contracts which are subject to renegotiation. The Company's research and development activities primarily consist of the design and development of new products and the improvement of existing products at NordicTrack, The Nature Company, Britches of Georgetowne and Smith & Hawken.

Environmental Matters
- - ---------------------

      On June 3, 1991, the Company received from the United States Environmental Protection Agency ("EPA") a Special Notice Letter containing a formal demand on the Company as a Potentially Responsible Party ("PRP") for reimbursement of the costs incurred and expected to be incurred in response to environmental problems at a so-called "Superfund" site in Conway, New Hampshire. The EPA originally estimated the costs of remedial action and future maintenance and monitoring programs at the site at about $7.3 million. The Superfund site includes a vacant parcel of land owned by a subsidiary of the Company as well as adjoining property owned by a third party. No manufacturing or other activities involving hazardous substances have ever been conducted by the Company or its affiliates on the Superfund site in Conway. The environmental problems affecting the land resulted from activities by the owners of the adjoining parcel. Representatives of the Company have engaged in discussions with the EPA regarding responsibility for the environmental problems and the costs of cleanup. The owners of the adjoining parcel are bankrupt. The EPA commenced cleanup activities at the site in July 1992.

      The EPA has expended approximately $1.4 million for the removal phase of the site cleanup which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has recently begun to implement the groundwater phase of the cleanup, which was originally estimated by the EPA to cost approximately $4.0 million.

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

Employees
- - ---------

      At July 31, 1994, the Company employed, on average, approximately 6,800 people, including full-time, part-time and seasonal employees. The Company from time to time employs a large number of part-time employees because of the seasonality of the Company's sales. The Company considers its employee relations to be good.

Foreign and Domestic Operations
- - -------------------------------

        To date, international sales, licensing revenues and export sales have accounted for less than five percent of the Company's total annual sales. A NordicTrack subsidiary operates a retail store in Germany and a retail store and direct response marketing facility in the United Kingdom. The Nature Company has licensed the right to use its name, trademarks and generally to copy its design concept, trade dress and merchandise to licensees in Japan and Australia. At July 31, 1994, the Japanese and Australian licensees operated 11 and 7 retail stores, respectively.

 Sales between the Company's operating units are not significant.

Item 2.  Properties
         ----------

      Most of the Company's facilities, including its retail stores, are leased from third parties. However, its principal NordicTrack manufacturing, administrative and telemarketing facilities are owned by the Company. The Company also owns its corporate offices in Acton, Massachusetts.

      Shown below is a summary of the Company's principal facilities at July 31, 1994.

                                             Square Feet
                                    ----------------------------
                                    Owned     Leased       Total
                                    -----     ------       -----
  Distribution Facilities
   for Direct Response, Mail
   Order and Retail Operations     90,500     687,300      777,800
  Retail Selling Space              8,958     869,160      878,118
  Manufacturing Space             232,500      45,000      277,500
  Office and Administrative
   Space                          180,500     128,000      308,500
                                 --------  ----------   ----------
      Total                       512,458   1,729,460    2,241,918
                                 ========  ==========   ==========

       The leases covering the Company's distribution, retail and manufacturing facilities expire at various dates over the next 16 years. Most of the retail store leases have initial terms ranging from five to ten years, with options to renew in certain cases. Retail store leases generally provide for a minimum or base rent; additional expenses for common area maintenance charges and additional rent calculated as a percentage of sales in excess of specified levels. Rental expense under all leases for fiscal 1994 was approximately $39.9 million. For additional information regarding the Company's lease obligations, see Note 9-
Commitments and Contingencies of Notes to Consolidated Financial
Statements.

Item 3.  Legal Proceedings
         -----------------

      In October 1992, The Nature Company filed a lawsuit against Natural Wonders, Inc. in the United States District Court for the Northern District of California which seeks both damages and injunctive relief to remedy alleged false representations, intellectual property infringement and unfair competition by Natural Wonders. In November 1992, Natural Wonders responded by filing counterclaims against The Nature Company alleging unfair competition, interference with Natural Wonders' contractual relations and prospective business advantage in violation of state and federal antitrust laws, and seeking damages treble the amount to be proved at trial. The Nature Company is opposing the counterclaim.

      The lawsuit with Natural Wonders is still in the discovery stage and, while the Company believes that it will prevail, no assurance can be given of a favorable outcome. The Company believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition but could adversely affect the Company's operating results for the period or periods in which such outcome occurs.

      In May 1993, Soloflex, Inc. commenced a civil suit against NordicTrack in the United States District Court for the District of Oregon alleging false advertising, intellectual property infringement, trademark dilution and other common law causes of action, all allegedly arising out of NordicTrack's advertising. On September 28, 1994, NordicTrack settled the lawsuit with Soloflex and recorded a charge of $4,000,000 against its 1994 results to cover its share of the legal costs associated with this suit.

     The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such proceedings will not have a material adverse impact on the Company's financial condition or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1994.

Executive Officers of the Company
- - ---------------------------------

      The executive officers of the Company are as follows:

        Name                 Age                            Position
        ----                 ---                            --------
Charles M. Leighton          59         Chairman of the Board of Directors and Chief Executive Officer

G. Robert Tod                55         President, Chief Operating Officer and Director

Robert J. Samuelson          41         Senior Vice President, Chief Financial Officer

Glenn E. Davis               40         Vice President and Controller


        Mr. Leighton, a founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer since the incorporation of the Company in 1969. Mr. Leighton is a director of The New England.

        Mr. Tod, a founder of the Company, has been a member of the Board of Directors and President and Chief Operating Officer since the incorporation of the Company in 1969. Mr. Tod is a director of SCI Systems, Inc. and EG&G, Inc.

        Mr. Samuelson has been Senior Vice President and Chief Financial Officer since November 1989. From September 1988 to November 1989 he was Vice President, Corporate Development. Mr. Samuelson is a director of Duracraft, Inc.

        Mr. Davis has been Controller of the Company since May 1984 and a Vice President since November 1989.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters
         --------------------------------------------------------------------

        The Company's common stock is traded on the New York Stock Exchange under the symbol "CML".

        The following table sets forth for the fiscal periods indicated the high and low sales prices per share of the Common Stock as reported on the New
York Stock Exchange.

                       Fiscal 1994            Fiscal 1993
                       -----------            -----------
    Quarter          High       Low        High       Low
    -------          ----       ---        ----       ---
     First          $32.38     $19.33     $21.08      $13.58
     Second          32.12      16.75      24.00       18.50
     Third           22.50      13.50      26.17       17.33
     Fourth          15.12       8.50      29.33       18.50

        The Company declared cash dividends of $0.08 and $0.06 per share on its Common Stock during fiscal 1994 and fiscal 1993, respectively.

The number of shareholders of record of the Company's Common Stock as of October 6, 1994 was 5,156.

Item 6.  Selected Financial Data
         ------------------------
(in thousands, except per share data)

                                                       Year Ended July 31,
                                                       -------------------
                                          1994       1993       1992      1991      1990
                                          ----       ----       ----      ----      ----
Net sales                               $772,397   $645,468   $494,456  $338,854  $278,815
Income from continuing
 operations before extra-
 ordinary credit and cumulative
 effect of accounting change              51,719     57,933     36,751    20,718    13,954
Income per share from
 continuing operations before extra-
 ordinary credit and cumulative
 effect of accounting change                1.00       1.11       0.71      0.45      0.33
Cash dividends declared per share           0.08       0.06       0.03       ---       ---
Working capital                          103,742    101,191     26,456    16,923    37,977
Total assets                             384,663    340,171    218,806   163,734   171,634
Noncurrent liabilities                    84,356     80,719     25,431    72,462   116,018
Stockholders' equity                     219,237    184,250    130,017    49,678    25,364

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Introduction

The Company and its subsidiaries operate in three industry segments:
(i) NordicTrack markets physical fitness and exercise equipment and other health-related products through direct response advertising in print and on television and through specialty stores and kiosks operated by its wholly-owned subsidiary, NordicAdvantage; (ii) The Nature Company segment includes The Nature Company which markets a wide range of products through catalogs and its own retail stores that enhance observation, understanding and appreciation of nature; Smith & Hawken, a leading marketer of gardening tools, plants and accessories, acquired in February 1993; and two early stage retail concepts, Hear Music and Scientific Revolution, that sell music- and science-related merchandise, respectively, and (iii) Britches markets high quality men's apparel through its own retail stores. Industry segment information is presented in Note 10 of Notes to Consolidated Financial Statements.

Results of Operations - Fiscal 1994 and 1993

CML Consolidated
Net sales increased by $126.9 million to $772.4 million, or 19.7% over 1993. Income from continuing operations was $51.7 million in 1994 compared to $57.9 million in 1993, a decrease of 10.7%.

Retail store sales in 1994 increased $84.2 million, or 23.5%, over 1993 to $442.6 million. The increase in retail store sales was attributable to new stores at NordicAdvantage, The Nature Company and Britches. During 1994, NordicAdvantage, The Nature Company and Britches opened 41, 22 and 27 stores, respectively.

Direct response and mail order sales in 1994 increased $42.7 million, or 14.9%, over the prior year to $329.8 million. The increase in direct response and mail order sales was primarily attributable to higher direct response sales at NordicTrack and mail order sales at Smith & Hawken, acquired in February 1993. The percentage of the Company's total sales derived from direct response and mail order decreased to 42.7% in 1994 from 44.5% in 1993 and 44.1% in 1992.

The Company expects future growth will primarily result from a growth in retail sales due to the opening of new NordicAdvantage, Smith & Hawken and Hear Music stores.

During 1994 the Company continued to test certain of its concepts internationally. The Company plans to continue such tests but does not expect the results of its international operations to be significant for the next several years.

Cost of goods sold decreased as a percentage of sales to 38.2% in 1994 from 39.3% in 1993. Selling, general and administrative expenses increased as a percentage of sales from 45.6% in 1993 to 51.0% in 1994. The decrease in cost of goods sold as a percentage of sales was primarily due to improved manufacturing efficiencies at NordicTrack and higher initial markon at Britches and The Nature Company. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to higher direct marketing expenses at NordicTrack and fixed costs at stores which experienced a decrease in comparable store sales during 1994.

Interest expense increased by $0.7 million, or 38.9%, from 1993 to $2.5 million in 1994 primarily due to the inclusion for an entire year of the $57.5 million of 5 1/2% convertible subordinated debentures which were issued during 1993. As a percentage of sales, interest expense remained unchanged at 0.3%.

The provision for income taxes decreased as a percentage of pretax income from 40.0% in 1993 to 36.3% in 1994 primarily due to the carryback of capital losses to prior years.

NordicTrack
Net sales increased from $377.8 million in 1993 to $455.6 million in 1994, or 20.6%. Retail store and kiosk sales increased $51.0 million, or 43.3%, to $168.8 million in 1994 compared to $117.8 million in 1993. Direct response and mail order sales increased $26.8 million or 10.3% to $286.8 million in 1994 from $260.0 million in 1993. The increase in retail sales was primarily due to the opening of 41 retail stores. Comparable store sales increased by 0.9% during 1994. During 1994, NordicTrack accounted for approximately 59.0% and 93.2% of the Company's consolidated sales and operating income before corporate expenses, respectively. In 1993, approximately 58.5% of the Company's consolidated sales and approximately 91.6% of the Company's consolidated operating income before corporate expenses and restructuring charges were attributable to NordicTrack.

NordicTrack's gross margin increased to 69.0% in 1994 from 68.3% in 1993 primarily due to increased manufacturing efficiencies and higher sales of established products. Selling, general and administrative expenses increased as a percentage of sales from 41.8% in 1993 to 50.4% in 1994 primarily due to higher direct marketing expenses and costs associated with settlement of the Soloflex lawsuit. Operating income decreased $15.4 million or 15.4% to $84.8 million in 1994 from $100.2 million in 1993. Operating income decreased as a percentage of sales from 26.5% in 1993 to 18.6% in 1994 due primarily to higher selling, general and administrative expenses.

NordicTrack expects to continue opening new stores and developing and marketing new physical fitness and exercise equipment and other health-related products.

NordicTrack expects to make significant capital expenditures in 1995 for new retail stores and additional equipment for its manufacturing, distribution and telemarketing facilities. NordicTrack currently expects to spend $6.2 million for 25 new retail stores in 1995. The Company believes the opening of new stores will have a positive effect on operating results in 1995 and beyond.

The Nature Company Segment
Net sales increased by 23.4% from $162.2 million in 1993 to $200.2 million in 1994 due to the opening of 22 new retail stores and the inclusion of Smith & Hawken, acquired in February 1993, for an entire year. Retail store sales increased $22.0 million or 16.3% to $157.2 million in 1994 compared to $135.2 million in 1993. Mail order sales increased $16.0 million to $43.0 million in 1994 from $27.0 million in 1993 primarily due to the inclusion of Smith & Hawken for an entire year. Comparable store sales decreased by 4.7% during 1994.

The Nature Company segment's gross margin increased to 53.2% in 1994 from 51.0% in 1993 due to higher initial markons and higher sales of proprietary products which have higher gross margins.

The Nature Company segment's selling, general and administrative expenses increased as a percentage of sales from 47.2% in 1993 to 51.4% in 1994 primarily due to fixed costs at stores which experienced a decrease in comparable store sales during 1994. Operating income decreased from $6.2 million, or 3.8% of sales, in 1993 to $3.6 million, or 1.8% of sales, in 1994 due to the increase in selling, general and administrative expenses.

The Nature Company segment plans to increase the number of new Smith & Hawken and Hear Music store openings and to reduce the number of new Nature Company store openings in 1995. The Nature Company and Smith & Hawken expect to continue developing and marketing proprietary products. The Company also plans to continue testing and expanding its music and science concepts which are not expected to contribute significantly to the Company's overall results of operations for the next few years.

The Nature Company segment expects to make significant capital expenditures in 1995 for new retail stores and additional equipment for its data processing, distribution and telemarketing facilities. The Nature Company segment currently expects to spend $10.0 million for 20 new stores in 1995. The Company believes the new stores will contribute positively to operating results in 1995 and subsequent years.

Britches of Georgetowne
As a result of the decision made during 1992 to close the Britches for Women division, Britches operates in one industry segment, men's clothing. This segment consists of Britches Great Outdoors for Men which sells men's casual outdoor clothing and Britches of Georgetowne which sells men's tailored professional clothing.

Sales of the Britches for Men division increased $11.1 million or 10.5% from $105.5 million in 1993 to $116.6 million in 1994. The increase in sales was due primarily to the opening of 27 Britches Great Outdoors stores during 1994. Comparable store sales decreased by 5.4% during 1994. Gross margin for the Britches for Men division increased from 48.5% in 1993 to 48.9% in 1994 primarily due to a higher initial markup.

Selling, general and administrative expenses increased from 45.7% of sales in 1993 to 46.7% of sales in 1994 primarily due to fixed costs at stores which experienced a decrease in comparable store sales during 1994. Operating income decreased from $3.0 million, or 2.8% of sales, in 1993 to $2.6 million, or 2.2% of sales, in 1994.

Britches expects to continue opening Britches Great Outdoors stores and developing and marketing high quality men's apparel under its own private label.

Britches expects to make significant capital expenditures in 1995 for new retail stores and additional equipment for its data processing and distribution facilities. Britches currently expects to spend $5.0 million for 12 new retail stores in 1995. The Company believes the opening of new stores will have a positive effect on operating results in 1995 and future years.

Results of Operations - Fiscal 1993 and 1992

CML Consolidated
Net sales increased by $151.0 million to $645.5 million, or 30.5% over 1992. Income from continuing operations was $57.9 million in 1993 compared to $36.8 million in 1992, an increase of 57.3%.

Retail store sales in 1993 increased $82.2 million, or 29.8%, over 1992 to $358.4 million. The increase in retail store sales was attributable primarily to new stores at NordicAdvantage, The Nature Company and Britches and an increase in comparable store sales at NordicAdvantage. During 1993, NordicAdvantage, The Nature Company and Britches opened 29, 29 and 6 stores, respectively. Britches closed two stores during 1993.

Direct response and mail order sales in 1993 increased $68.8 million, or 31.5%, over the prior year to $287.1 million. The percentage of the Company's total sales derived from direct response and mail order increased from 44.1% in 1992 to 44.5% in 1993. The increase in direct response and mail order sales was primarily attributable to higher direct response sales at NordicTrack and mail order sales at Smith & Hawken.

Cost of goods sold increased as a percentage of sales from 39.1% in 1992 to 39.3% in 1993. Selling, general and administrative expenses increased as a percentage of sales from 45.1% in 1992 to 45.6% in 1993. The increase in cost of goods sold as a percentage of sales was primarily due to the introduction of new products at NordicTrack, markdowns at The Nature Company and the acquisition of Smith & Hawken. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the new products at NordicTrack and an increase in the proportion of NordicTrack's consolidated sales attributable to retail stores. NordicTrack's new products typically have lower gross margins and higher marketing costs than its more established products.

Interest expense increased $0.5 million, or 38.5%, from 1992 to $1.8 million in 1993. As a percentage of sales, interest expense remained unchanged at 0.3%. During 1993, the Company issued $57.5 million of convertible subordinated debentures due 2003. The debentures which bear interest at 5 1/2% annually are convertible under certain circumstances into common stock at $25.917 per share.

NordicTrack
Net sales increased from $266.8 million in 1992 to $377.8 million in 1993, or 41.6%. Retail store and kiosk sales increased $54.2 million, or 85.2%, to $117.8 million in 1993 compared to $63.6 million in 1992. Direct response and mail order sales increased $56.8 million, or 28.0%, to $260.0 million in 1993 from $203.2 million in 1992. The increase in retail sales was due to the opening of 29 retail stores and a 26.7% increase in comparable store sales.

NordicTrack's gross margin decreased from 71.1% in 1992 to 68.3% in 1993 primarily due to manufacturing inefficiencies associated with the introduction of new products. Selling, general and administrative expenses increased as a percentage of sales from 40.1% in 1992 to 41.8% in 1993 primarily due to higher advertising and other marketing expenses resulting from the development and introduction of new products and a larger proportion of retail store sales. Operating income increased $17.4 million or 21.0% from $82.8 million in 1992 to $100.2 million in 1993. Operating income decreased as a percentage of sales from 31.0% in 1992 to 26.5% in 1993.

NordicTrack spent approximately $19.9 million on capital expenditures during 1993 primarily for new retail stores and additional manufacturing, telemarketing and data processing facilities and related equipment.

The Nature Company Segment

Net sales increased by 39.2% from $116.5 million in 1992 to $162.2 million in 1993 primarily due to the opening of 29 new retail stores and the acquisition of Smith & Hawken in February 1993. Retail store sales increased $31.2 million or 30.0% to $135.2 million in 1993 compared to $104.0 million in 1992. Mail order sales increased $14.5 million to $27.0 million in 1993 from $12.5 million in 1992 primarily due to $13.6 million of mail order sales at Smith & Hawken. Comparable store sales decreased by 1.4% during 1993.

The Nature Company segment's gross margin decreased to 51.0% in 1993 from 52.2% in 1992 due to higher markdowns, the acquisition of Smith & Hawken which has lower gross margins and the start-up of two new retail test concepts, Hear Music and Scientific Revolution, which also have lower gross margins.

The Nature Company segment's selling, general and administrative expenses increased as a percentage of sales from 44.8% in 1992 to 47.2% in 1993. Operating income decreased from $8.5 million, or 7.3% of sales, in 1992 to $6.2 million, or 3.8% of sales, in 1993.

The Nature Company segment spent approximately $16.4 million on capital expenditures during 1993 primarily for new retail stores and additional distribution, data processing and telemarketing facilities and related equipment.

Britches of Georgetowne
Sales of the Britches for Men division increased $11.4 million or 12.1% from $94.1 million in 1992 to $105.5 million in 1993. The increase in sales was primarily due to the opening of 6 Great Outdoors stores during 1993. Comparable store sales increased by 0.4%, during 1993. Gross margin for the Britches for Men division increased from 45.9% in 1992 to 48.5% in 1993 due primarily to a higher initial markup.

Selling, general and administrative expenses increased from 43.7% of sales in 1992 to 45.7% of sales in 1993. Operating income increased from $2.1 million, or 2.2% of sales, in 1992 to $3.0 million, or 2.8% of sales, in 1993.

Britches spent approximately $7.5 million on capital expenditures during 1993 primarily for new retail stores and related equipment.

Restructuring Charges
During the third quarter of 1992, the Company recorded a restructuring charge of $11.2 million relating to the elimination of major product lines and the consolidation of stores, offices and distribution facilities of the Company's Britches Great Outdoors for Women and Mason & Sullivan divisions.

Approximately $7.7 million of the total restructuring charge related to the closing of Britches Great Outdoors for Women. The restructuring charge consisted primarily of the writeoff of fixed assets and estimated lease termination costs. During 1993, the Company completed a substantial part of the consolidation of the division on terms which were more favorable than originally estimated and accordingly, reversed $1.0 million of the restructuring charges recorded during 1992.

Approximately $3.5 million of the restructuring charge related to the closing of Mason & Sullivan. The restructuring charge consisted primarily of the writeoff of goodwill and fixed assets.

The Company believes that since these divisions have historically generated operating losses, the closing of the divisions will have a positive effect on the future operating results of the Company.

Liquidity

Cash Flows from Operating Activities
The Company has used internally generated funds, bank borrowings and proceeds from the sale of securities to finance its continuing operations and growth. In 1994, net cash provided by operating activities was $45.5 million compared with $70.9 million in 1993 and $59.1 million in 1992. The decrease in 1994 was primarily due to increased investment in working capital and lower operating results partially offset by higher depreciation and amortization. Depreciation and amortization has increased from $13.1 million in 1992 to $18.8 million in 1993 to $24.2 million in 1994 primarily as a result of the Company's investment in additional retail stores, manufacturing, distribution and data processing facilities. The loss on disposal of property, plant and equipment during 1994 of $2.9 million was primarily due to dispositions of assets at NordicTrack and Britches. The Company's investment in working capital increased $13.0 million, $8.6 million and $34.7 million in 1992, 1993 and 1994, respectively. The increased investment in working capital in 1994 was primarily used to fund growth in all three industry segments.

Cash Flows from Investing Activities
In 1994, net cash used in investing activities was $61.0 million compared with $59.6 million in 1993 and $43.4 million in 1992.

Capital expenditures funded by the Company's continuing operations were $61.1 million in 1994, $44.4 million in 1993 and $43.3 million in 1992. NordicTrack, The Nature Company segment and Britches spent approximately $22.7 million, $23.3 million and $15.0 million, respectively, on capital expenditures during 1994 primarily for new retail stores and additional manufacturing, telemarketing and data processing facilities and related equipment.

In February 1993, the Company acquired certain assets and assumed certain liabilities of the gardening business of Smith & Hawken, Ltd. for a net cash purchase price of $15.1 million.

Cash Flows from Financing Activities
Net cash used in financing activities during 1994 was $19.6 million compared with net cash generated of $49.2 million in 1993 and net cash used of $14.2 million in 1992. The Company repurchased approximately $16.3 million and $4.4 million of its common stock in 1994 and 1993, respectively. During 1993, the Company issued $57.5 million of 5 1/2% convertible subordinated debentures. The Company used cash flow from operating activities to reduce long-term debt by $15.6 million in 1992 and $3.8 million in 1993. In addition, the Company has increased the dividends paid on its common stock from $1.0 million in 1992 to $2.7 million in 1993 and $4.0 million in 1994.

Capital Resources
During 1994, the Company entered into a new revolving credit agreement which expires September 30, 1996. The new agreement provides for a revolving credit of $60.0 million and a letter of credit facility of $10.0 million. The agreement allows the Company to issue letters of credit which aggregate more than $10.0 million to the extent that advances under the revolving credit are less than $60.0 million. At July 31, 1994, letters of credit totalling $17.7 million were outstanding under the agreement. Total bank borrowings averaged $8.0 million during 1993 and $9.0 million during 1992. The Company did not borrow under the revolving credit agreement during 1994. See Note 7 of Notes to Consolidated Financial Statements.

The Company believes that internally generated funds and available bank lines of credit will be sufficient to meet its current and long-term operating needs and anticipated capital expenditures.

Inflation has not had a significant effect on the Company's operations.

The Company is involved in various legal proceedings and claims which have arisen in the ordinary course of business.

Two former subsidiaries of the Company are involved in two separate environmental matters. See Note 9 of Notes to Consolidated Financial Statements.

The Company does not own any securities covered by Statement of Financial Accounting Standards No. 115. The Company adopted Statement of Position No. 93-7 during 1994.

Item 8.   Financial Statements and Supplementary Data.
          -------------------------------------------

          See Index to the Company's Financial Statements, Supplementary Data and Financial Statement Schedules and the accompanying financial statements, notes and schedules which are filed as part of this Form 10-K following the signature page.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

          Not applicable.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

          The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 1, 1994 (the "1994 Proxy Statement") at "Election of Directors."

Item 11.  Executive Compensation.
          ----------------------

          The response to this item is incorporated herein by reference to the 1994 Proxy Statement at "Election of Directors," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation," "Stock Option Grants,"
"Year-End Option Table" and "Comparative Stock Performance."


Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

          The response to this item is incorporated herein by reference to the 1994 Proxy Statement at "Security Ownership of Certain Beneficial
Owners and Management."

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

          The response to this item is incorporated herein by reference to the 1994 Proxy Statement at "Election of Directors -- Certain Transactions."

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
          ----------------------------------------------------------------

          (a) Documents filed as a part of this Form 10-K.
              -------------------------------------------

          1. FINANCIAL STATEMENTS. The Financial Statements listed in the Index to Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

          2. FINANCIAL STATEMENT SCHEDULES. The Financial Statement Schedules listed in the Index to Financial Statements, Supplementary Data and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

          3. EXHIBITS. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual Report on Form 10-K.

          (b) Reports on Form 8-K.
              -------------------

              None.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CML GROUP, INC.

                                 By:    /s/ Charles M. Leighton
                                        -------------------------------------
                                        Charles M. Leighton
                                        Chairman and Chief Executive Officer

                                 Date:  October 29, 1994
                                        -------------------------------------


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                          Title                             Date
- - -----------------------    -----------------------------     ---------------------
                                                             )
                           Chairman of the Board of          )
/s/ Charles M. Leighton    Directors and Chief Executive     )
- - -------------------------  Officer (Principal Executive      )
Charles M. Leighton        Officer)                          )
                                                             )
                                                             )
/s/ Robert J. Samuelson    Senior Vice President and         )
- - -------------------------  Chief Financial Officer           )
Robert J. Samuelson        (Principal Financial Officer)     )
                                                             )
/s/ Glenn E. Davis                                           )
- - -------------------------  Vice President and Controller     )
Glenn E. Davis             (Principal Accounting Officer)    )
                                                             )
/s/ G. Robert Tod          President, Chief Operating        )    October 29, 1994
- - -------------------------  Officer and Director              )
G. Robert Tod                                                )
                                                             )
/s/ Howard H. Callaway     Director                          )
- - -------------------------                                    )
Howard H. Callaway                                           )
                                                             )
/s/ Thomas H. Lenagh       Director                          )
- - -------------------------                                    )
Thomas H. Lenagh                                             )
                                                             )
                           Director                          )
- - -------------------------                                    )
Homer L. Luther, Jr.                                         )
                                                             )
/s/ Roy W. Menninger       Director                          )
- - -------------------------                                    )
Roy W. Menninger, MD                                         )
                                                             )
                           Director                          )
- - -------------------------                                    )
Alison Taunton-Rigby                                         )
                                                             )
/s/ Ralph F. Verni         Director                          )
- - -------------------------                                    )
Ralph F. Verni                                               )


                         INDEX TO FINANCIAL STATEMENTS,
                               SUPPLEMENTARY DATA
                                      AND
                         FINANCIAL STATEMENT SCHEDULES
                                       OF
                                CML GROUP, INC.

                                                              Page No.
                                                              --------
Financial Statements:
    Independent Auditors' Report                                 22

    Consolidated Statements of Income - Years Ended
         July 31, 1994, 1993 and 1992                            23

    Consolidated Balance Sheets - July 31, 1994
         and July 31, 1993                                     24 - 25

    Consolidated Statements of Cash Flows -
         Years Ended July 31, 1994, 1993 and 1992              26 - 27

    Consolidated Statements of Changes in
        Stockholders' Equity - Years Ended July 31,
         1994, 1993 and 1992                                     28

    Notes to Consolidated Financial Statements                 29 - 37

Supplementary Data:
    Selected Quarterly Financial Data                            38

Financial Statement Schedules:
    Schedule V - Property, Plant and Equipment                   39

    Schedule VI - Accumulated Depreciation and
        Amortization of Property, Plant and
         Equipment                                               40

    Schedule VIII - Valuation and Qualifying Accounts            41

    Schedule IX - Short-Term Borrowings                          42

    Schedule X - Supplementary Income Statement
         Information                                             43


All other schedules are omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Directors of CML Group, Inc.:

We have audited the accompanying consolidated balance sheets of CML Group, Inc. and its subsidiaries as of July 31, 1994 and 1993, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1994. Our audits also included the financial statement schedules listed in the Index at
Item 14. These financial statements and financial statement schedules are the responsibility of the management of CML Group, Inc. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CML Group, Inc. and its subsidiaries at July 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 29, 1994

CML Group, Inc. and Subsidiaries
Consolidated Statements of Income

                                                                     Year Ended July 31,
- - ------------------------------------------------------------------------------------------------------
                                                           1994              1993            1992
- - ------------------------------------------------------------------------------------------------------
Net sales                                               $772,397,000     $645,468,000     $494,456,000
- - ------------------------------------------------------------------------------------------------------
Less costs and expenses:
    Cost of goods sold                                   294,886,000      253,686,000      193,276,000
    Selling, general and administrative expenses         393,829,000      294,418,000      222,917,000
    Restructuring charges (Note 3)                                 -       (1,000,000)      13,221,000
    Interest expense                                       2,490,000        1,808,000        1,348,000
- - ------------------------------------------------------------------------------------------------------
                                                         691,205,000      548,912,000      430,762,000
- - ------------------------------------------------------------------------------------------------------

Income from continuing operations before income taxes
    and cumulative effect of accounting change            81,192,000       96,556,000       63,694,000
Provision for income taxes (Note 5)                       29,473,000       38,623,000       26,943,000
- - ------------------------------------------------------------------------------------------------------

Income from continuing operations before cumulative
   effect of accounting change                            51,719,000       57,933,000       36,751,000
Provision for loss on disposal of discontinued
   operations, net of income tax benefit (Note 4)              -                -           (4,373,000)
- - ------------------------------------------------------------------------------------------------------

Income before cumulative effect of accounting change      51,719,000       57,933,000       32,378,000
Cumulative effect of accounting change (Note 1)                -                -            8,093,000
- - ------------------------------------------------------------------------------------------------------

Net income                                              $ 51,719,000     $ 57,933,000     $ 40,471,000
======================================================================================================

Earnings per share (Note 1):
Income from continuing operations before cumulative
  effect of accounting change
  Primary                                                      $1.00            $1.11            $0.73
  Fully diluted                                                $1.00            $1.11            $0.71
Income before cumulative effect of accounting change
  Primary                                                      $1.00            $1.11            $0.65
  Fully diluted                                                $1.00            $1.11            $0.63
Cumulative effect of accounting change
  Primary                                                        -                -              $0.16
  Fully diluted                                                  -                -              $0.16
Net income
  Primary                                                      $1.00            $1.11            $0.81
  Fully diluted                                                $1.00            $1.11            $0.79

- - ------------------------------------------------------------------------------------------------------
Weighted average number of shares                         51,590,758       51,995,494       50,319,325
- - ------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                                       July 31,
- - -------------------------------------------------------------------------------------------
Assets                                                         1994                    1993
- - -------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                             $  28,929,000            $ 64,010,000
Accounts receivable - trade, less allowance for
 doubtful accounts of $1,402,000 in 1994 and
 $637,000 in 1993                                        42,075,000              23,884,000
Prepaid income taxes (Notes 1 and 5)                      6,688,000               7,127,000
Inventories (Note 1):
   Raw materials                                         12,617,000               8,940,000
   Work in process                                        3,552,000               2,603,000
   Finished goods                                        64,564,000              56,950,000
- - -------------------------------------------------------------------------------------------

Total inventories                                        80,733,000              68,493,000
Other current assets (Note 1)                            26,387,000              12,879,000
- - -------------------------------------------------------------------------------------------

Total current assets                                    184,812,000             176,393,000
- - -------------------------------------------------------------------------------------------
Property, plant and equipment
  (Notes 1 and 9):
  Land and buildings                                     20,172,000              14,663,000
  Machinery and equipment                                79,228,000              56,379,000
  Leasehold improvements                                113,910,000              89,122,000
- - -------------------------------------------------------------------------------------------
                                                        213,310,000             160,164,000
  Less accumulated depreciation                          65,705,000              48,707,000
- - -------------------------------------------------------------------------------------------
Property, plant and equipment, net                      147,605,000             111,457,000
- - -------------------------------------------------------------------------------------------

Goodwill (Notes 1 and 2)                                 34,889,000              33,847,000

Other assets                                             17,357,000              18,474,000
- - -------------------------------------------------------------------------------------------

                                                       $384,663,000            $340,171,000
===========================================================================================

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                                        July 31,
- - -------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity                           1994                    1993
- - -------------------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt (Note 7)             $    226,000            $    303,000
Accounts payable                                         33,868,000              36,199,000
Accrued compensation                                      8,423,000               7,537,000
Accrued advertising                                       5,302,000               2,476,000
Accrued income taxes (Note 5)                               483,000               5,036,000
Other accrued expenses                                   32,768,000              23,651,000
- - -------------------------------------------------------------------------------------------
Total current liabilities                                81,070,000              75,202,000
- - -------------------------------------------------------------------------------------------

Noncurrent liabilities:
Long-term debt (Note 7)                                   1,292,000               1,529,000
Convertible subordinated debentures (Note 6)             57,500,000              57,500,000
Other noncurrent liabilities (Note 9)                    25,564,000              21,690,000
- - -------------------------------------------------------------------------------------------

Total noncurrent liabilities                             84,356,000              80,719,000
- - -------------------------------------------------------------------------------------------

Commitments and contingencies (Note 9)
- - -------------------------------------------------------------------------------------------

Stockholders' equity (Notes 1, 8 and 11):
Common stock par value $.10 per share
 Authorized - 120,000,000 shares
 Issued - 51,851,180 shares in 1994 and
   51,580,098 shares in 1993                              5,185,000               5,158,000
Additional paid-in capital                               78,736,000              75,347,000
Retained earnings                                       163,825,000             116,136,000
- - -------------------------------------------------------------------------------------------

                                                        247,746,000             196,641,000
Less treasury stock, at cost, 1,865,941 shares
  in 1994 and 888,798 shares in 1993                     28,509,000              12,391,000
- - -------------------------------------------------------------------------------------------

                                                        219,237,000             184,250,000
- - -------------------------------------------------------------------------------------------

                                                       $384,663,000            $340,171,000
===========================================================================================

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                      Year Ended July 31,
- - ---------------------------------------------------------------------------------------------------
                                                           1994            1993             1992
- - ---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income                                            $51,719,000     $57,933,000     $40,471,000
- - ---------------------------------------------------------------------------------------------------
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Cumulative effect of change in accounting method           -                -          (8,093,000)
  Depreciation and amortization                          24,156,000      18,777,000      13,084,000
  Provision for doubtful notes receivable                    -              650,000          -
  Restructuring charges                                      -           (1,000,000)     13,221,000
  Provision for loss on disposal of discontinued
   operations                                                -                -           7,054,000
  Provision for loss on investments                          -                -           1,232,000
  Loss on disposal of property, plant and equipment       2,864,000       2,617,000         661,000
  Writeoff of goodwill                                       -              472,000          -
Changes in assets and liabilities (net of effect of
  restructuring charges):
  Accounts receivable - trade                           (18,191,000)     (8,658,000)     (6,876,000)
  Prepaid income taxes                                      439,000         765,000      (5,673,000)
  Inventories                                           (12,240,000)     (9,159,000)    (15,708,000)
  Other current assets                                  (13,139,000)     (2,990,000)       (352,000)
  Accounts payable and accrued expenses                  11,209,000       5,506,000      14,786,000
  Accrued income taxes                                   (2,772,000)      5,943,000         784,000
  Other assets and noncurrent liabilities                 1,459,000          82,000       4,556,000
- - ---------------------------------------------------------------------------------------------------

Total adjustments                                        (6,215,000)     13,005,000      18,676,000
- - ---------------------------------------------------------------------------------------------------

Net cash provided by operating activities                45,504,000      70,938,000      59,147,000
- - ---------------------------------------------------------------------------------------------------

Cash flows from investing activities:
  Acquisitions of property, plant and equipment         (61,126,000)    (44,362,000)    (43,312,000)
  Acquisition of Smith & Hawken, Ltd., net of cash
    acquired                                                 -          (15,459,000)         -
  Increase in notes receivable                               -             (366,000)         -
  Reduction in notes receivable                             109,000         591,000         565,000
  Increase in investments                                    -                 -           (703,000)
- - ---------------------------------------------------------------------------------------------------

Net cash used in investing activities                  ($61,017,000)   ($59,596,000)   ($43,450,000)
- - ---------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                       Year Ended July 31,
- - -----------------------------------------------------------------------------------------------------------
                                                             1994              1993               1992
- - -----------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Reduction of long-term debt                           ($    314,000)    ($  3,846,000)       ($15,631,000)
  Proceeds from sale of convertible debentures                  -            57,500,000              -
  Dividends paid                                           (4,045,000)       (2,673,000)           (960,000)
  Exercise of stock options and employee stock
    purchase rights                                         1,079,000         2,522,000           2,405,000
  Acquisition of treasury shares                          (16,288,000)       (4,352,000)             -
- - -----------------------------------------------------------------------------------------------------------

Net cash provided by (used in) financing activities       (19,568,000)       49,151,000         (14,186,000)
- - -----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents      (35,081,000)       60,493,000           1,511,000
Cash and cash equivalents at beginning of year             64,010,000         3,517,000           2,006,000
- - -----------------------------------------------------------------------------------------------------------

Cash and cash equivalents at end of year                  $28,929,000       $64,010,000         $ 3,517,000
===========================================================================================================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                $ 3,535,000       $ 1,062,000         $ 1,301,000
- - -----------------------------------------------------------------------------------------------------------

  Income taxes                                            $37,417,000       $33,029,000         $30,602,000
- - -----------------------------------------------------------------------------------------------------------

During 1992, $37,691,000 of convertible subordinated debentures were converted into 7,236,672 shares of common stock.

During 1993, the purchaser of Boston Whaler's net assets exercised a warrant to purchase 2,400,000 shares of common stock at $5.2083 per share.  In accordance with the terms of the warrant, the Company withheld 657,895 shares in payment of the exercise price.

The Company recorded tax benefits of $1,781,000, $1,882,000 and $2,586,000 during 1994, 1993 and 1992, respectively, resulting from the exercise of stock options.

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                   Common Stock                                                  Treasury Stock
                                               ---------------------        Additional             Retained    -------------------
                                               Shares      Par Value      Paid-in-Capital          Earnings    Shares        Cost
- - ----------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 1991                    13,707,724     $1,371,000          $28,510,000       $22,368,000   326,658   $2,571,000
Exercise of stock options                     207,140         20,000            1,543,000                 -   (87,210)    (338,000)
Employee stock purchase plan sales                137              -              393,000                 -   (44,078)    (459,000)
Tax benefit from exercise of stock options          -              -            2,586,000                 -         -            -
Conversion of subordinated debentures       2,412,224        241,000           36,285,000                 -         -            -
Acquisition of treasury shares                      -              -                    -                 -    12,999      392,000
Cash dividends ($0.03 per share)                    -              -                    -        (1,605,000)        -            -
Stock split, two-for-one                   16,327,225      1,633,000           (1,633,000)                -   208,369            -
Net income                                          -              -                    -        40,471,000         -            -
- - ----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 1992                     32,654,450      3,265,000           67,684,000        61,234,000   416,738    2,166,000
Exercise of stock purchase warrant          1,600,000        160,000           12,340,000                 -   438,597   12,500,000
Exercise of stock options                     123,132         12,000           (4,799,000)                -  (352,173)  (5,884,000)
Employee stock purchase plan sales                  -              -              (49,000)                -   (71,862)  (1,477,000)
Tax benefit from exercise of stock options          -              -            1,882,000                 -         -            -
Issuance of deferred compensation
   plan shares                                  9,152          1,000               13,000                 -         -            -
Acquisition of treasury shares                      -              -                    -                 -    161,231   5,086,000
Cash dividends ($0.06 per share)                    -              -                    -        (3,031,000)         -           -
Stock split, three-for-two                 17,193,364      1,720,000           (1,724,000)                -    296,267           -
Net income                                          -              -                    -        57,933,000          -           -
- - ----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 1993                     51,580,098      5,158,000           75,347,000       116,136,000    888,798  12,391,000
Exercise of stock options                     219,110         22,000              995,000                 -          -           -
Employee stock purchase plan sales             51,972          5,000              613,000                 -          -           -
Tax benefit from exercise of stock options          -              -            1,781,000                 -          -           -
Acquisition of treasury shares                      -              -                    -                 -    977,143  16,118,000
Cash dividends ($0.08 per share)                    -              -                    -        (4,030,000)         -           -
Net income                                          -              -                    -        51,719,000          -           -
- - ----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 1994                     51,851,180     $5,185,000          $78,736,000      $163,825,000  1,865,941 $28,509,000
==================================================================================================================================

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The consolidated financial statements include the accounts of CML Group, Inc. and its wholly-owned subsidiaries (the "Company"). All significant intercompany transactions and balances are eliminated.

Cash Equivalents
The Company considers all highly liquid debt instruments with purchased maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of money market mutual funds.

Inventories
Inventories are stated at the lower of cost or market with cost being determined by either the first-in, first-out or average cost methods.

Direct Marketing and Catalog Costs
Costs of direct marketing and catalogs are amortized in proportion to the sales they generate over periods not exceeding three months and six months, respectively. Direct marketing and catalog costs are included in other current assets.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives which range from three to forty years or over the terms of the related leases, if such periods are shorter.

Goodwill
Goodwill is amortized on a straight-line basis over various periods not exceeding forty years. On an annual basis, the Company reviews the carrying value of goodwill against projections of undiscounted cash flows to evaluate the propriety of its amortization period. Accumulated amortization was $7,113,000 and $6,022,000 at July 31, 1994 and 1993, respectively.

Income Taxes
Prepaid income taxes reflect the tax effects of temporary differences between financial reporting and income tax reporting which result principally from the valuation of finished goods inventories, the treatment of accrued expenses deductible in future periods and depreciation methods.

Earnings Per Share
Primary earnings per share are calculated using the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings per share assume that the convertible subordinated debentures were converted at the beginning of the year or the time of issuance, whichever is later, and net income was adjusted for the resultant reduction in interest costs, net of tax.

Accounting Change
During fiscal 1992, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The cumulative effect of this accounting change increased 1992's net income by $8,093,000 or $.16 per share. The effect on 1992's provision for income taxes was not significant.

New Accounting Standards
The Company does not own any securities covered by SFAS No. 115. The Company has adopted Statement of Position No. 93-7.

Reclassifications
Certain 1993 and 1992 amounts have been reclassified to conform to the 1994 presentation.

NOTE 2 - ACQUISITION

On February 25, 1993, the Company acquired certain assets and assumed certain liabilities of the gardening business of Smith & Hawken, Ltd. for a cash purchase price of $15,136,000. The acquisition has been accounted for as a purchase. The Company has recorded $9,512,000 of goodwill resulting from the acquisition which is being amortized over forty years. Pro forma results of operations for the year ended July 31, 1993 are not presented as the effect was not significant.

NOTE 3 - RESTRUCTURING CHARGES

The Company recorded a restructuring charge of $11,250,000 during the third quarter of 1992 relating to the elimination of major product lines and the consolidation of stores, offices and distribution facilities of the Company's Mason & Sullivan and Britches Great Outdoors for Women divisions. The restructuring charge included the writeoff of goodwill and fixed assets and reserves for lease termination and severance costs. During 1993, the Company completed a substantial part of the consolidation of the Britches Great Outdoors for Women division on terms which were more favorable than originally estimated and accordingly reversed $1,000,000 of the restructuring charge recorded in 1992.

In addition, during 1992, the Company determined that its investment in two unrelated specialty retailing companies had become permanently impaired due to continued poor operating performance and accordingly wrote-off the investments' remaining $1,971,000 net book value.

NOTE 4 - DISCONTINUED OPERATIONS

The 1992 provision for loss on disposal of discontinued operations, net of income tax benefit, consists of losses resulting from the sale of SyberVision and Carroll Reed and the writeoff of notes receivable arising from the sale of The Outdoorsman.

In 1992, the Company recorded a provision for loss on disposal of $5,401,000, before income tax benefit, in connection with the sale of SyberVision. Included in the total provision was a $1,713,000 writeoff associated with the restructuring of a note, the provision of $988,000 related to certain real estate and equipment leases guaranteed by the Company prior to the sale and $2,700,000 for legal and settlement costs relating to a lawsuit arising from events which occurred prior to the sale of SyberVision.

Due to changes in estimates of certain accrued expenses during 1992, the Company recorded a provision for loss on disposal of $753,000, before income tax benefit, as a result of the sale of Carroll Reed during fiscal 1991.

The provision for loss on disposal before income tax benefit in 1992 also included the writeoff of $900,000 of the notes receivable arising from the sale of The Outdoorsman in 1988.

The 1992 provision for loss on disposal of discontinued operations shown in the consolidated statement of income is net of an income tax benefit of $2,681,000.

NOTE 5 - INCOME TAXES

The provision for income taxes consists of the following:

                                            YEAR ENDED JULY 31,
- - ---------------------------------------------------------------------
                                       1994         1993         1992
- - ---------------------------------------------------------------------
Current
  Federal                       $25,928,000  $30,513,000  $24,333,000
  State and foreign               3,384,000    7,093,000    5,872,000
- - ---------------------------------------------------------------------
                                 29,312,000   37,606,000   30,205,000
Deferred
  Federal                           332,000    1,235,000   (5,501,000)
  State and foreign                (171,000)    (218,000)    (442,000)
- - ---------------------------------------------------------------------
  Total                         $29,473,000  $38,623,000  $24,262,000
=====================================================================
Continuing operations           $29,473,000  $38,623,000  $26,943,000
Discontinued operations               -            -       (2,681,000)
- - ---------------------------------------------------------------------
Total                           $29,473,000  $38,623,000  $24,262,000
=====================================================================

The sources of prepaid and deferred income taxes and the related tax effect are as follows:

                                                     Year Ended July 31,
- - --------------------------------------------------------------------------
                                                    1994              1993
- - --------------------------------------------------------------------------
Current Assets
 Inventories                                $  4,416,000      $  4,813,000
 Settlement expenses                           1,400,000            -
 Restructuring charges                           295,000         1,172,000
 Occupancy expenses                              383,000           846,000
 Receivable reserves                           1,905,000         1,482,000
 Other                                         3,252,000         2,121,000
 Less valuation allowance                     (1,610,000)       (2,055,000)
- - --------------------------------------------------------------------------
                                              10,041,000         8,379,000
- - --------------------------------------------------------------------------
Noncurrent Assets
 Depreciation and amortization                 2,272,000         2,683,000
 Net operating losses                          2,114,000           363,000
 Compensation expenses                           909,000           753,000
 Occupancy expenses                            2,377,000         1,698,000
 Loss on investments                             494,000         2,864,000
 Other                                         1,213,000           660,000
 Less valuation allowance                     (1,394,000)       (1,664,000)
- - --------------------------------------------------------------------------
                                               7,985,000         7,357,000
- - --------------------------------------------------------------------------
 Total assets                                $18,026,000       $15,736,000
==========================================================================
 Current Liabilities
    Occupancy expenses                       $     6,000       $    22,000
    Other                                      3,347,000         1,230,000
- - --------------------------------------------------------------------------
                                               3,353,000         1,252,000
- - --------------------------------------------------------------------------
Noncurrent Liabilities
 Occupancy expenses                            1,077,000           988,000
 Other                                         1,118,000           601,000
- - --------------------------------------------------------------------------
                                               2,195,000         1,589,000
- - --------------------------------------------------------------------------
Total liabilities                            $ 5,548,000       $ 2,841,000
==========================================================================
Total net prepaid tax                        $12,478,000       $12,895,000
==========================================================================

The valuation allowance at July 31, 1994 of $3,004,000 includes a net reduction during the current year of $715,000 due primarily to the realization of certain capital losses. The valuation allowance relates primarily to future deductible amounts of a capital nature and net operating loss carryforwards that may not be realized. Refundable taxes of $1,747,000 in the current year are due primarily to the carryback to prior years of capital losses. Net operating loss carryforwards begin expiring in 2000.

A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:
                                            1994     1993    1992
- - -----------------------------------------------------------------
Statutory federal income tax rate           35.0%    35.0%   34.0%
State and foreign income taxes
 net of federal tax effect                   2.8      4.6     6.2
Amortization of goodwill                     0.4      0.6     1.3
Realization of capital losses               (2.3)      -       -
Other                                        0.4     (0.2)    0.8
- - -----------------------------------------------------------------
Effective tax rate                          36.3%    40.0%   42.3%
=================================================================

NOTE 6 - CONVERTIBLE SUBORDINATED DEBENTURES

On January 20, 1993, the Company issued $57,500,000 of 5 1/2% convertible subordinated debentures due January 15, 2003. Interest on the debentures is payable semi-annually in arrears on January 15 and July 15 of each year. The debentures are convertible into shares of the Company's common stock at a conversion price of $25.917 per share, subject to adjustment under certain circumstances. The debentures are redeemable at the option of the Company, in whole or in part, at redemption prices which decrease from 103 1/2% in 1995 to par in 1998 except that until January 15, 1996, the debentures cannot be redeemed unless the closing price of the Company's common stock shall have attained a certain specified level for a specified period of time. The estimated fair value of the convertible subordinated debentures as of July 31, 1994 was $41,400,000, based upon quoted market prices. All other financial instruments are carried at amounts that approximate fair value.

On July 8, 1987 the Company issued $38,500,000 of 7 1/2% convertible subordinated debentures due in the year 2012. During 1991, $809,000 principal amount of the debentures were converted into 155,328 shares of common stock at $5.2083 per share. During 1992, the remaining debentures were called for redemption and all were converted into 7,236,672 shares of common stock.

NOTE 7 - LONG-TERM DEBT

Long-term debt consisted of the following at July 31:
                                      1994            1993
- - ----------------------------------------------------------
Revolving credit loan           $        -      $        -
Note payable                     1,352,000       1,489,000
Obligations under capital
  leases (Note 9)                  166,000         343,000
- - ----------------------------------------------------------
                                 1,518,000       1,832,000
Less current portion               226,000         303,000
- - ----------------------------------------------------------
Long-term debt                  $1,292,000      $1,529,000
==========================================================

Revolving Credit Agreement
The Company's revolving credit agreement, which expires September 30, 1996, provides for a revolving credit of $60,000,000 and a letter of credit facility of $10,000,000. The agreement allows the Company to issue letters of credit which aggregate more than $10,000,000 to the extent that advances under the revolving credit are less than $60,000,000. The Company is required to pay a commitment fee of three-tenths of one percent of the unused portion of the revolving credit. The total commitment which is secured by the shares and guarantees of the Company's subsidiaries includes provisions relating to certain operating and financial requirements and conditions and requires the balance outstanding be repaid for a period of ninety consecutive days each year. The agreement also provides for a reduction in the revolving credit commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or the issuance of subordinated debt or equity securities.

Advances outstanding under the revolving credit line bear interest at the prime rate. At July 31, 1994, the prime rate was 7.25%.

The Company did not borrow under the revolving credit agreement during  1994.

Note Payable
The note payable, which bears interest at 2%, is due in monthly installments of approximately $12,000 through May 1998 with a balloon payment of $800,000 due June 30, 1998.

NOTE 8 - STOCK OPTIONS, STOCK PURCHASE PLAN AND EMPLOYEE BENEFIT PLANS

Stock Option Plans
At July 31, 1994, there were 1,107,168 and 2,663,650 shares reserved for issuance pursuant to the Company's 1982 and 1991 Stock Option Plans, respectively. The terms of both Plans generally provide for options to be granted at fair market value as of the date of grant for a term of no longer than ten years. The options generally become exercisable over the first five years. At July 31, 1994, options to purchase 850,116 shares and 240,805 shares were exercisable under the 1982 and 1991 Plans, respectively.

Option activity under the 1982 and 1991 Plans is summarized as follows:
                                         1991 Plan           1982 Plan
- - ----------------------------------------------------------------------
 Options outstanding, August 1, 1991         -               3,106,692
   Granted                                 63,750               30,000
   Exercised ($1.59-$7.13 per share)         -                (874,044)
   Terminated                                -                 (31,200)
- - ----------------------------------------------------------------------
 Options outstanding, July 31, 1992        63,750            2,231,448
   Granted                                417,400                -
   Exercised ($1.77-$18.83 per share)     (16,650)            (761,358)
   Terminated                              (2,400)             (88,932)
- - ----------------------------------------------------------------------
 Options outstanding, July 31, 1993       462,100            1,381,158
    Granted                               404,225                -
    Exercised ($2.17-$20.42 per share)    (19,700)            (199,410)
    Terminated                             (1,700)             (74,580)
- - ----------------------------------------------------------------------
 Options outstanding, July 31, 1994       844,925            1,107,168
======================================================================

The average exercise price of options outstanding under the 1982 Stock Option Plan at July 31, 1994, 1993 and 1992 was $3.88, $3.87 and $3.53, respectively.
The average exercise price of options outstanding under the 1991 Stock Option Plan at July 31, 1994, 1993 and 1992 was $16.03, $18.10 and $13.75,
respectively.

During 1993, the Company reserved 90,000 shares for issuance pursuant to the 1993 Director Option Plan which provides for options to be granted to non-employee directors at fair market value as of the date of grant for a term of ten years. The options vest in three equal annual installments beginning on the first anniversary of the date of grant. A total of 54,000 options had been granted to non-employee directors and were outstanding at July 31, 1994 at an average exercise price of $20.66 per option. At July 31, 1994 options to purchase 15,000 shares were exercisable.

Employee Stock Purchase Plans
The Company's 1993 Employee Stock Purchase Plan authorizes the issuance of 900,000 shares in three annual offerings of 300,000 shares. The first offering which ended June 14, 1994, resulted in the issuance of 51,972 shares to 595 employees at a price of $11.90 per share. Under the second offering which ends June 14, 1995, 1,391 employees have elected to receive 239,768 shares.

The Company's 1990 Employee Stock Purchase Plan authorized the issuance of 1,350,000 shares of common stock in three annual offerings of 450,000 shares. The second offering, which ended on June 14, 1992, resulted in the issuance of 132,645 shares to 426 employees at a price of $6.42 per share. The third offering, which ended on June 14, 1993, resulted in the issuance of 107,793 shares to 665 employees at a price of $13.25 per share.

Employee Benefit Plans
The Company maintains defined contribution benefit plans covering substantially all of its employees. The Company makes annual contributions to the plans based on a percentage of employee compensation or at the discretion of the Board of Directors as provided by the terms of each plan. Contributions by the Company to the various plans charged to operations in 1994, 1993 and 1992 were $2,735,000, $1,804,000 and $762,000, respectively.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Leases
The Company leases certain manufacturing and distribution facilities, retail space and vehicles and equipment under agreements expiring over the next 16 years. Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require the Company to pay real estate taxes and other expenses.

Properties under capital leases consist of machinery and equipment and are as follows:
                                                July 31,
- - ------------------------------------------------------------------
                                         1994                 1993
- - ------------------------------------------------------------------
Machinery and equipment            $1,529,000           $1,726,000
Less accumulated amortization       1,430,000            1,386,000
- - ------------------------------------------------------------------
Machinery and equipment, net       $   99,000           $  340,000
==================================================================

Future minimum lease payments under leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 1994 are as follows:
                                     Capital               Operating
                                      Leases                Leases
- - --------------------------------------------------------------------
 Year ending July 31:
 1995                              $  99,000           $  34,740,000
 1996                                 77,000              33,105,000
 1997                                  6,000              29,556,000
 1998                                    -                27,928,000
 1999                                    -                26,035,000
 Thereafter                              -               110,832,000
- - --------------------------------------------------------------------

Total minimum lease payments         182,000             262,196,000
Less portion representing interest    16,000                 -
- - --------------------------------------------------------------------
                                    $166,000            $262,196,000
====================================================================

The total minimum payments required under operating leases do not include contingent rentals which may be paid under certain store leases on the basis of a percentage of sales in excess of stipulated amounts. The total amount of rentals charged to operations in 1994, 1993 and 1992 was $39,944,000, $28,657,000 and $26,653,000, respectively. Contingent rentals were approximately $4,414,000 in 1994, $2,499,000 in 1993 and $1,749,000 in 1992.
Included in other noncurrent liabilities at July 31, 1994 and 1993 are store construction allowances of $13,831,000 and $11,626,000, respectively, and deferred rent liabilities of $6,760,000 and $5,622,000, respectively.

Litigation

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

The lawsuit with Natural Wonders is still in the discovery stage and, while the Company believes that it will prevail, no assurance can be given of a favorable outcome. The Company believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition but could adversely affect the operating results for the period or periods in which such outcome occurs.

In May 1993, Soloflex, Inc. commenced a civil suit against NordicTrack in federal court alleging false advertising, intellectual property infringement, trademark dilution and other common law causes of action, all allegedly arising out of NordicTrack's advertising. On September 28, 1994, NordicTrack settled the lawsuit with Soloflex and recorded a charge of $4,000,000 against its 1994 results to cover its share of the legal costs associated with this suit.

The Company is involved in various other legal proceedings and claims which have arisen in the ordinary course of business. Management believes the outcome of such proceedings will not have a material adverse impact on the Company's financial condition or results of operations.

Environmental Matters
On June 3, 1991, the Company received from the United States Environmental Protection Agency ("EPA") a Special Notice Letter containing a formal demand on the Company as a Potentially Responsible Party ("PRP") for reimbursement of the costs incurred and expected to be incurred in response to environmental problems at a so-called "Superfund" site in Conway, New Hampshire. The EPA originally estimated the costs of remedial action and future maintenance and monitoring programs at the site at about $7.3 million. The Superfund site includes a vacant parcel of land owned by a subsidiary of the Company as well as adjoining property owned by others. No manufacturing or other activities involving hazardous substances have ever been conducted by the Company or its affiliates on the Superfund site in Conway. The environmental problems affecting the land resulted from activities by the owners of the adjoining parcel. Representatives of the Company have engaged in discussions with the EPA regarding responsibility for the environmental problems and the costs of cleanup. The owners of the adjoining parcel are bankrupt. The EPA commenced cleanup activities at the site in July 1992.

The EPA has expended approximately $1.4 million for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has recently begun to implement the groundwater phase of the cleanup, which the EPA originally estimated would cost approximately $4.0 million.

The Company believes that the EPA's estimated cost for cleanup, including the proposed remedial actions, is excessive and involves unnecessary actions. In addition, a portion of the proposed remedial cost involves cleanup of the adjoining property that is not owned by the Company or any of its affiliates. Therefore the Company believes it is not responsible for that portion of the cleanup costs. The Company has reserves and insurance coverage (from its primary insurer) for environmental liabilities at the site in the amount of approximately $2.3 million. The Company also believes that it is entitled to additional insurance from its excess insurance carriers. However, if excess liability coverage is not available to the Company and the ultimate liability substantially exceeds the primary insurance amount and reserves, the liability would have a material adverse effect upon the Company's operating results for the period in which the resolution of the claim occurs, but would not have a material adverse effect upon the Company's financial condition.

In June 1992, the EPA notified the Company it may be liable for the release of hazardous substances by the Company's former Boston Whaler subsidiary at a hazardous waste treatment and storage facility in Southington, Connecticut. The EPA has calculated the Company's volumetric contribution at less than two tenths of one percent. The EPA has not completed its Remedial Investigation/Feasibility Study and, therefore, an estimate of clean-up costs is not available.

Letters of Credit
At July 31, 1994, the Company was contingently liable for outstanding letters of credit in the amount of $17,740,000.

NOTE 10 - INDUSTRY SEGMENTS

During 1992, the Company restructured its Britches for Women and Mason & Sullivan divisions. As a result, the Company operates in three industry segments: (i) Britches for Men sells high quality men's apparel; (ii) The Nature Company segment, which includes Smith & Hawken, sells nature, gardening, music and science related items; and (iii) NordicTrack sells physical fitness exercise products. Sales between segments are not significant.The following table summarizes the Company's operations by industry segment.

The operating results shown for Britches for Men and The Nature Company include amortization of goodwill recorded on the books of the corporate office. The operating losses for Britches for Women and Mason & Sullivan for 1992 include restructuring charges of $7,750,000 and $3,500,000, respectively.

                                                       Year Ended July 31,
- - -------------------------------------------------------------------------------------
                                              1994             1993              1992
- - -------------------------------------------------------------------------------------
Net Sales:
 Britches for Men                     $116,606,000     $105,476,000     $  94,064,000
 Britches for Women                         -                -             13,746,000
 The Nature Company                    200,194,000      162,170,000       116,469,000
 NordicTrack                           455,597,000      377,822,000       266,821,000
 Mason & Sullivan                           -                -              3,356,000
- - -------------------------------------------------------------------------------------
                                      $772,397,000     $645,468,000      $494,456,000
=====================================================================================
Operating Income (Loss):
 Britches for Men                     $  2,558,000     $  2,952,000      $  2,106,000
 Britches for Women                         -             1,000,000        (9,346,000)
 The Nature Company                      3,645,000        6,216,000         8,462,000
 NordicTrack                            84,827,000      100,164,000        82,804,000
 Mason & Sullivan                           -                -             (3,744,000)
- - -------------------------------------------------------------------------------------
                                        91,030,000      110,332,000        80,282,000
Interest and Corporate Expenses         (9,838,000)     (13,776,000)      (16,588,000)
- - -------------------------------------------------------------------------------------
                                      $ 81,192,000     $ 96,556,000      $ 63,694,000
=====================================================================================
Identifiable Assets at July 31:
 Britches for Men                     $ 81,537,000     $ 68,871,000      $ 66,979,000
 Britches for Women                         -                -              3,890,000
 The Nature Company                    130,630,000      110,887,000        70,937,000
 NordicTrack                           134,189,000       88,640,000        52,213,000
 Mason & Sullivan                           -                -              1,202,000
 Corporate and Other                    38,307,000       71,773,000        23,585,000
- - -------------------------------------------------------------------------------------
                                      $384,663,000     $340,171,000      $218,806,000
=====================================================================================
Depreciation and Amortization:
 Britches for Men                     $  5,843,000     $  5,582,000      $  4,383,000
 Britches for Women                         -                -                741,000
 The Nature Company                     10,804,000        7,973,000         5,086,000
 NordicTrack                             6,997,000        4,759,000         2,240,000
 Mason & Sullivan                           -                -                165,000
 Corporate and Other                       512,000          463,000           469,000
- - -------------------------------------------------------------------------------------
                                      $ 24,156,000     $ 18,777,000      $ 13,084,000
=====================================================================================
Capital Expenditures:
 Britches for Men                     $ 14,988,000     $  7,489,000      $  6,827,000
 Britches for Women                         -                 -               245,000
 The Nature Company                     23,274,000       16,368,000        18,886,000
 NordicTrack                            22,657,000       19,860,000        15,588,000
 Mason & Sullivan                           -                 -                63,000
 Corporate and Other                       207,000          645,000         1,703,000
- - -------------------------------------------------------------------------------------
                                      $ 61,126,000     $ 44,362,000      $ 43,312,000
=====================================================================================

NOTE 11 - PREFERRED STOCK RIGHTS AND PREFERENCE STOCK

Preferred Stock Rights
On June 22, 1988, the Company's Board of Directors declared a dividend of one sixth of a preferred stock purchase right for each share of common stock outstanding at the close of business on July 22, 1988. Under certain circumstances, a right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $92.00. The rights become exercisable only if an entity has acquired 20% or more of the Company's common stock, or announces an offer which would result in such entity acquiring 30% or more of the Company's common stock. After the rights become exercisable, if the Company is a party to certain merger or business combination transactions or transfers 50% or more of its assets or earnings power, or if the acquirer engages in certain self-dealing transactions, each right not owned by a 20% or more stockholder enables its holder to purchase for $92.00 that number of shares of common stock of the acquiring or surviving entity (or of the Company in certain instances) which equals the exercise price of the right divided by one-half of the current market price of the common stock of the acquiring or surviving entity (or of the Company), as applicable, at the date of the occurrence of the event. The rights expire July 22, 1998 and may be redeemed by the Company at $.02 per right in certain circumstances.

Preference Stock
The Company has 2,000,000 shares, $.10 par value, of preference stock authorized, none of which was issued and outstanding at July 31, 1994.

NOTE 12 - RELATED PARTY TRANSACTIONS

In conjunction with the acquisition of two subsidiaries, the Company leases certain retail, distribution and manufacturing facilities from the former owners of these subsidiaries. Rent paid to the former owners of these subsidiaries during 1994, 1993 and 1992 was $2,006,000, $2,267,000 and
$2,239,000, respectively. Minimum annual rentals average approximately $1,752,000 in 1995 and 1996 and $180,000 annually thereafter through 2003.

CML Group, Inc. and Subsidiaries
Supplementary Data
Selected Quarterly Financial Data (Unaudited)
                                    Fiscal 1994, Quarter Ended                     Fiscal 1993, Quarter Ended
- - ----------------------------------------------------------------------    -------------------------------------------
                         Oct. 30,    Jan. 29,    Apr. 30,    July 31,       Oct. 31,    Jan. 30,    May 1,    July 31,
                           1993        1994        1994        1994           1992       1993       1993        1993
- - ----------------------------------------------------------------------    -------------------------------------------
Net sales                $137,187    $291,970   $198,088    $145,152       $107,177    $236,362   $169,363   $132,566
Gross profit               86,366     181,891    127,426      81,828         64,503     144,805    107,342     75,132
Net income (loss)           7,141      38,302     17,062     (10,786)         5,743      32,538     15,015      4,637
Earnings (loss) per share   $0.14       $0.72      $0.33      ($0.21)         $0.11       $0.63      $0.29      $0.09
- - -----------------------------------------------------------------------   ------------------------------------------

The fourth quarter of fiscal 1994 includes a pre-tax charge of $4,000,000 to settle a lawsuit with Soloflex, Inc.

                                                                                                Schedule V
                                                                                                ----------

                                                 CML GROUP, INC. and SUBSIDIARIES
                                                   PROPERTY, PLANT AND EQUIPMENT
                                 Balance at
                                  Beginning     Additions       Retirements                     Balance at
     Classification                of Year       at Cost         or Sales      Acquisitions     End of Year
- - ----------------------           ----------     ---------       -----------    ------------     -----------
Year Ended July 31, 1992:

Land                            $    399,000    $   686,000     $       --      $       --      $  1,085,000
Buildings                          2,588,000      5,663,000             --              --         8,251,000
Machinery & Equipment             28,624,000     15,195,000      2,973,000              --        40,846,000
Leasehold improvements            56,110,000     21,768,000      6,546,000              --        71,332,000
                                ------------    -----------     ----------      ----------      ------------
                                $ 87,721,000    $43,312,000     $9,519,000      $       --      $121,514,000
                                ============    ===========     ==========      ==========      ============

Year Ended July 31, 1993:

Land                            $  1,085,000    $   397,000     $       --      $  173,000      $  1,655,000
Buildings                          8,251,000      4,322,000         33,000         468,000        13,008,000
Machinery & Equipment             40,846,000     19,803,000      5,136,000         866,000        56,379,000
Leasehold improvements            71,332,000     19,840,000      2,696,000         646,000        89,122,000
                                ------------    -----------     ----------      ----------      ------------
                                $121,514,000    $44,362,000     $7,865,000      $2,153,000      $160,164,000
                                ============    ===========     ==========      ==========      ============

Year Ended July 31, 1994:

Land                            $  1,655,000    $   292,000     $   46,000      $       --      $  1,901,000
Buildings                         13,008,000      5,263,000             --              --        18,271,000
Machinery & Equipment             56,379,000     26,142,000      3,293,000              --        79,228,000
Leasehold improvements            89,122,000     29,429,000      4,641,000              --       113,910,000
                                ------------    -----------     ----------      ----------      ------------
                                $160,164,000    $61,126,000     $8,034,000      $       --      $213,310,000
                                ============    ===========     ==========      ==========      ============


                                                                                               Schedule VI
                                                                                               -----------

                                            CML GROUP, INC. and SUBSIDIARIES
                                        ACCUMULATED DEPRECIATION AND AMORTIZATION
                                            OF PROPERTY, PLANT AND EQUIPMENT
                                  Balance at
                                  Beginning     Additions       Retirements                     Balance at
     Classification                of Year       at Cost         or Sales      Acquisitions     End of Year
- - ----------------------           ----------     ---------       -----------    ------------     -----------
Year Ended July 31, 1992:

Buildings                        $   655,000    $   123,000     $       --      $       --      $   778,000
Machinery & Equipment             12,774,000      5,521,000      2,116,000              --       16,179,000
Leasehold improvements            16,268,000      6,489,000      3,369,000              --       19,388,000
                                 -----------    -----------     ----------      ----------      -----------
                                 $29,697,000    $12,133,000     $5,485,000      $       --      $36,345,000
                                 ===========    ===========     ==========      ==========      ===========

Year Ended July 31, 1993:

Buildings                        $   778,000    $   501,000     $   33,000      $       --       $ 1,246,000
Machinery & Equipment             16,179,000      8,560,000      3,257,000              --        21,482,000
Leasehold improvements            19,388,000      8,549,000      1,958,000              --        25,979,000
                                 -----------    -----------     ----------      ----------       -----------
                                 $36,345,000    $17,610,000     $5,248,000      $       --       $48,707,000
                                 ===========    ===========     ==========      ==========       ===========

Year Ended July 31, 1994:

Buildings                        $ 1,246,000    $   803,000     $       --      $       --       $ 2,049,000
Machinery & Equipment             21,842,000     11,833,000      2,270,000              --        31,045,000
Leasehold improvements            25,979,000      9,532,000      2,900,000              --        32,611,000
                                 -----------    -----------     ----------      ----------       -----------
                                 $48,707,000    $22,168,000     $5,170,000      $       --       $65,705,000
                                 ===========    ===========     ==========      ==========       ===========



                                                                                                                      Schedule VIII
                                                                                                                      -------------

                                                   CML GROUP, INC. and SUBSIDIARIES
                                                  VALUATION and QUALIFYING ACCOUNTS


                                                          Balance at      Charged                         Balance
                                                          Beginning       to Costs                        at End
     Description                                           of Year      and Expenses     Deductions       of Year
     -----------                                          ----------    ------------     ----------       -------
Allowance for Doubtful Accounts Receivable:

   Year Ended July 31, 1992                                $228,000       $1,415,000       $814,000     $   829,000

   Year Ended July 31, 1993                                 829,000          592,000        784,000         637,000

   Year Ended July 31, 1994                                 637,000        1,639,000        874,000       1,402,000

Allowance for Doubtful Notes Receivable:

   Year Ended July 31, 1992                             $ 1,744,000         $290,000     $1,637,000     $   397,000

   Year Ended July 31, 1993                                 397,000          650,000         ---          1,047,000

   Year Ended July 31, 1994                               1,047,000              ---        993,000          54,000

Accrual for Loss on Disposal and Restructuring Costs:

   Year Ended July 31, 1992                              $6,790,000      $20,275,000    $14,830,000     $12,235,000

   Year Ended July 31, 1993                              12,235,000       (1,000,000)     4,942,000       6,293,000

   Year Ended July 31, 1994                               6,293,000             ---       1,804,000       4,489,000

Income Tax Valuation Allowance:

   Year Ended July 31, 1992                              $     ----       $3,186,000*   $      ----     $ 3,186,000

   Year Ended July 31, 1993                               3,186,000          533,000           ----       3,719,000

   Year Ended July 31, 1994                               3,719,000        1,761,000      2,476,000       3,004,000


*Includes $922,000 which arose during the current year and $2,264,000 related to the cumulative effect of adopting Statement of
Financial Accounting Standards No. 109, "Accounting for Income Taxes."

                                                                                              Schedule IX
                                                                                              -----------
                                     CML GROUP, INC. and SUBSIDIARIES
                                          SHORT-TERM BORROWINGS

                                                                  Maximum           Average           Weighted
                                   Balance at     Weighted         Amount         Amount Out-          Average
                                      End          Average       Outstanding    standing During     Interest Rate
      Category                      of Year     Interest Rate  During the Year    the Year(1)      During the Year(2)
      --------                     ----------   -------------  ---------------  ---------------    ------------------
Year Ended July 31, 1992

   Seasonal Bank Line (3)          ---               ---          $1,500,000        $16,000               8.0%

Year Ended July 31, 1993

   Seasonal Bank Line (3)          ---               ---         $11,000,000       $712,000               6.0%

Year Ended July 31, 1994

   Seasonal Bank Line (3)          ---               ---               ---             ---                 ---


(1) Based on average daily borrowing.
(2) Calculated by dividing the total annual interest by the average daily borrowing.
(3) See Note 7 of Notes to CML Group, Inc. Consolidated Financial Statements.


                                                                     Schedule X
                                                                     ----------
                        CML GROUP, INC. and SUBSIDIARIES
                   SUPPLEMENTARY INCOME STATEMENT INFORMATION


                                     Charged to Costs and Expenses
                                      For the Year Ended July 31,
                                 --------------------------------------
         Item                        1994         1993         1992
      ----------                     ----         ----         ----
Advertising costs                $117,664,000  $80,445,000  $52,987,000

                                 EXHIBIT INDEX

                                                           Page No.
                                                           -------
  3(a)   --   Restated Certificate of Incorporation, as
              amended, of the Company is incorporated
              herein by reference to Exhibit 3.1 to the
              Company's Registration Statement on Form
              S-8 filed December 11, 1992 (File No.
              33-55660).                                      --

  3(b)   --   By-Laws, as amended, of the Company are
              incorporated herein by reference to Exhibit
              3.2 to the Company's Registration Statement
              on Form S-8 filed January 23, 1992 (File
              No. 33-45073).                                  --

  4(a)   --   Specimen certificate for shares of Common
              Stock of the Company is incorporated herein
              by reference to Exhibit 4 to the Company's
              Registration Statement on Form S-1
              (File No. 2-86828).                             --

  4(b)   --   Form of Rights Certificate is incorporated
              herein by reference to Exhibit B to Exhibit
              1 to the Company's Form 8-A filed July 13,
              1988.                                           --

  4(c)   --   Rights Agreement, dated as of June 28,
              1988, between the Company and The First
              National Bank of Boston is incorporated
              herein by reference to Exhibit 1 to the
              Company's Form 8-A filed July 13, 1988, as
              amended by the Company's Form 8 filed
              August 5, 1988.                                 --

  4(d)   --   Specimen certificates for the Company's
              5-1/2% Convertible Subordinated Debentures
              Due 2003 are incorporated herein by
              reference to Exhibit 4.1 to the Company's
              Quarterly Report on Form 10-Q filed March
              16, 1993.                                       --

  4(e)   --   Terms of the Company's 5-1/2% Convertible
              Subordinated Debentures Due 2003 are
              incorporated herein by reference to Exhibit
              A to Exhibit 19.2 to the Company's
              Quarterly Report on Form 10-Q filed March
              16, 1993.                                       --

 *10(a)  --   1982 Stock Option Plan, as amended, and
              Forms of Option Agreements are incorporated
              herein by reference to Exhibit 10(y) to the
              Company's Registration Statement on Form
              S-1 (File No. 2-86828).                         --

                                                            Page No.
                                                            --------
*10(b) --     Amendment to Section 18 of the 1982 Stock
              Option Plan, dated October 7, 1987, is
              incorporated herein by reference to Exhibit
              10(g) to the Company's Annual Report on
              Form 10-K filed October 28, 1988.               --

*10(c) --     Amendment to Section 5(a) of the 1982 Stock
              Option Plan, dated December 5, 1991, is
              incorporated herein by reference to Exhibit
              10(c) to the Company's Annual Report on
              Form 10-K filed October 21, 1992, as
              amended by the Company's Form 8 filed
              October 28, 1992.                               --

10(d)  --     Third Amended and Restated Revolving Credit
              Agreement, dated as of July 31, 1993, among
              the Company, Citibank, N.A., BayBank
              Boston, N.A. and The First National Bank of
              Boston is incorporated herein by reference
              to Exhibit 10(d) to the Company's Annual
              Report on Form 10-K filed October 29,
              1993.                                           --

*10(e) --     Amended and Restated Employment and
              Consulting Agreement, dated as of September
              14, 1989, among the Company, P.S.I.
              NordicTrack, Inc. and Edward A. Pauls is
              incorporated herein by reference to Exhibit
              10(w) to the Company's Annual Report on
              Form 10-K filed October 30, 1989.               --

*10(f) --     Amended and Restated Employment and
              Consulting Agreement, dated as of September
              14, 1989, among the Company, P.S.I.
              NordicTrack, Inc. and Florence Pauls is
              incorporated herein by reference to Exhibit
              10(x) to the Company's Annual Report on
              Form 10-K filed October 30, 1989.               --

*10(g) --     1987 Employees' Severance Benefit Plan,
              dated October 7, 1987, is incorporated
              herein by reference to Exhibit 10(bb) to
              the Company's Annual Report on Form 10-K
              filed October 28, 1988.                         --

                                                           Page No.
                                                           --------
*10(h) --     1990 Employee Stock Purchase Plan is
              incorporated herein by reference to Exhibit
              28 to the Company's Registration Statement
              on Form S-8 filed May 21, 1990 (File No.
              33-34998).                                      --


10(i)  --     Purchase and Sale Agreement, dated as of
              July 30, 1990, as amended, among Carroll
              Reed, Inc., the Company, CR Acquisitions,
              Inc., Encomium Ltd., and The Eagle's Eye
              International Limited is incorporated
              herein by reference to Exhibits 2.1 and 2.2
              to the Company's Current Report on Form 8-K
              dated August 24, 1990.                          --

10(j)  --     Purchase and Sale Agreement by and among
              OCR, Inc., the Company, CRSS Ski & Sport,
              Inc., and Frederick L. Leighton, dated
              September 20, 1990, is incorporated herein
              by reference to Exhibit 10(z) to the
              Company's Annual Report on Form 10-K filed
              October 29, 1990.                               --

*10(k) --     Employment Agreement among the Company and
              James Bostic, dated February 5, 1990, is
              incorporated herein by reference to Exhibit
              10(aa) to the Company's Annual Report on
              Form 10-K filed October 29, 1990.               --

*10(l) --     1991 Stock Option Plan and Forms of Option
              Agreements are incorporated herein by
              reference to Exhibit 10(m) to the Company's
              Annual Report on Form 10-K filed October
              21, 1992, as amended by the Company's Form
              8 filed October 28, 1992.                       --

*10(m) --     Form of Split Dollar Life Insurance Policy
              for the Benefit of Certain Executive
              Officers is incorporated herein by
              reference to Exhibit 10(n) to the Company's
              Annual Report on Form 10-K filed October
              21, 1992, as amended by the Company's Form
              8 filed October 28, 1992.                       --

*10(n) --     1993 Director Option Plan is incorporated
              herein by reference to Exhibit 10(n) to the
              Company's Annual Report on Form 10-K filed
              October 29, 1993.                               --

                                                            Page No.
                                                            --------
*10(o) --     1993 Employee Stock Purchase Plan is
              incorporated herein by reference to Exhibit
              10(o) to the Company's Annual Report on
              Form 10-K filed October 29, 1993.               --

10(p)  --     Subscription Agreement, dated as of January
              12, 1993, among the Company, Lehman
              Brothers International (Europe), Deutsche
              Bank A.G. London, Lombard Odier
              International Underwriters, S.A., Swiss
              Bank Corporation and S.G. Warburg
              Securities is incorporated herein by
              reference to Exhibit 19.1 to the Company's
              Quarterly Report on Form 10-Q filed March
              16, 1993.                                       --

10(q)  --     Fiscal Agency Agreement, dated as of January
              20, 1993, between the Company and Chemical
              Bank is incorporated herein by reference to
              Exhibit 19.2 to the Company's Quarterly
              Report on Form 10-Q filed March 16, 1993.       --

11     --     Statement Regarding Computation of Fully
              Diluted Earnings Per Share.                     48


21     --     Subsidiaries of the Registrant.                 49


23     --     Consent of Deloitte & Touche LLP.               50


27     --     Financial Data Schedule.                        51


__________________

* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to the Form 10-K
