Form 10-Q
period 1994-10-29
CML GROUP INC
filed 1994-12-13
CIK 729576

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

(Mark one)
/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 1994

                                       OR

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-12628

                                CML GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

         DELAWARE                                                   04-2451745
(State of Incorporation)                               (IRS Employer Identification Number)


 524 MAIN STREET, ACTON, MASSACHUSETTS                                 01720
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:                (508) 264-4155

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X          No
                                          -----             -----

Number of shares outstanding of each of the issuer's classes of common stock:
50,000,449 shares of common stock, $.10 par value, as of December 8, 1994.

==============================================================================

                              Page 1 of 16 Pages

                        Exhibit Index Begins at Page 14

                        CML GROUP, INC. AND SUBSIDIARIES

                                   Form 10-Q


                                     Index


                                                                                              Page
                                                                                              ----
Part I:     Financial Information

            Item 1:  Financial Statements

                     Consolidated Condensed Balance Sheets as of
                     October 29, 1994 and July 31, 1994                                        3-4

                     Consolidated Condensed Statements of Income
                     for the three-month periods ended
                     October 29, 1994 and October 30, 1993                                       5

                     Consolidated Condensed Statements of Cash
                     Flows for the three-month periods ended
                     October 29, 1994 and October 30, 1993                                       6

                     Notes to Consolidated Condensed Financial Statements                      7-9

            Item 2:  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                     10-11

Part II:    Other Information                                                                12-13

            Signatures                                                                          13

            Exhibit Index                                                                       14

                         Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         CML GROUP, INC. & SUBSIDIARIES
                     Consolidated Condensed Balance Sheets


                                             ASSETS

                                                               October 29, 1994              July 31, 1994
                                                               ----------------              -------------
        Current assets:
          Cash and cash equivalents                              $  7,395,000                $ 28,929,000
          Accounts receivable                                      48,776,000                  42,075,000
          Prepaid income taxes                                      6,688,000                   6,688,000
          Inventories:
            Raw materials                                          15,423,000                  12,617,000
            Work in process                                         5,253,000                   3,552,000
            Finished goods                                         91,827,000                  64,564,000
                                                                 ------------                ------------

                 Total inventories                                112,503,000                  80,733,000
          Other current assets                                     30,761,000                  26,387,000
                                                                 ------------                ------------

                 Total current assets                             206,123,000                 184,812,000
                                                                 ------------                ------------

        Property, plant and equipment, at cost:
          Land and buildings                                       19,172,000                  20,172,000
          Machinery and equipment                                  82,626,000                  79,228,000
          Leasehold improvements                                  118,967,000                 113,910,000
                                                                 ------------                ------------
                                                                  220,765,000                 213,310,000
        Less accumulated depreciation                              71,296,000                  65,705,000
                                                                 ------------                ------------
                                                                  149,469,000                 147,605,000
                                                                 ------------                ------------

        Goodwill                                                   34,609,000                  34,889,000

        Other assets                                               17,587,000                  17,357,000
                                                                 ------------                ------------

                                                                 $407,788,000                $384,663,000
                                                                 ============                ============




           See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                     Consolidated Condensed Balance Sheets

                          LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                 October 29, 1994                July 31, 1994
                                                                 ----------------                -------------
    Current liabilities:
      Current portion of long-term debt                              $    209,000                $    226,000
      Accounts payable                                                 46,555,000                  33,868,000
      Accrued compensation                                              5,802,000                   8,423,000
      Accrued advertising                                               5,093,000                   5,302,000
      Accrued income taxes                                              3,168,000                     483,000
      Other accrued expenses                                           30,728,000                  32,768,000
                                                                     ------------                ------------

             Total current liabilities                                 91,555,000                  81,070,000
                                                                     ------------                ------------


    Noncurrent liabilities:
      Long-term debt                                                   13,651,000                   1,292,000
      Convertible subordinated debentures                              57,500,000                  57,500,000
      Other noncurrent liabilities                                     25,930,000                  25,564,000
                                                                     ------------                ------------

             Total noncurrent liabilities                              97,081,000                  84,356,000
                                                                     ------------                ------------


    Stockholders' equity:
      Common stock par value $.10 per share
       Authorized  -  120,000,000 shares
       Issued  -  51,851,780 shares and 51,851,180
          shares                                                        5,185,000                   5,185,000
      Additional paid-in capital                                       78,770,000                  78,736,000
      Retained earnings                                               163,706,000                 163,825,000
                                                                     ------------                ------------
                                                                      247,661,000                 247,746,000

    Less treasury stock, at cost, 1,865,941 shares and
      1,865,941 shares                                                 28,509,000                  28,509,000
                                                                     ------------                ------------
                                                                      219,152,000                 219,237,000
                                                                     ------------                ------------

                                                                     $407,788,000                $384,663,000
                                                                     ============                ============



                  See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                  Consolidated Condensed Statements of Income

For the periods ended October 29, 1994
and October 30, 1993

                                                                                             Three Months
                                                                                       ------------------------
                                                                                       1994                1993
                                                                                       ----                ----
Net sales                                                                          $159,070,000         $137,187,000
                                                                                   ------------         ------------
Less costs and expenses:
  Cost of goods sold                                                                 62,664,000           50,821,000
  Selling, general and administrative expenses                                       94,082,000           73,992,000
  Interest expense                                                                      879,000              668,000
                                                                                   ------------         ------------

                                                                                    157,625,000          125,481,000
                                                                                   ------------         ------------

Income before income taxes                                                            1,445,000           11,706,000
Provision for income taxes                                                              564,000            4,565,000
                                                                                   ------------         ------------

Net income                                                                         $    881,000         $  7,141,000
                                                                                   ============         ============

Earnings per share:
  Primary                                                                          $       0.02         $       0.14
                                                                                   ============         ============
  Fully diluted                                                                    $       0.02         $       0.14
                                                                                   ============         ============


Weighted average number of shares outstanding                                        50,804,437           51,962,573





           See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows

                                                                                             For the Three Months Ended
                                                                                       ---------------------------------------
                                                                                       October 29, 1994       October 30, 1993
                                                                                       ----------------       ----------------

                 Cash flows from operating activities:
                   Net income                                                          $    881,000             $  7,141,000
                   Adjustments to reconcile net income to net cash provided by operating activities:
                      Depreciation and amortization                                       7,122,000                5,353,000
                      Loss on disposal of property, plant and equipment                     620,000                  132,000
                      Increase in working capital items                                 (32,343,000)             (31,096,000)
                      (Increase) decrease in other assets                                  (339,000)                 202,000
                      Increase in other noncurrent liabilities                              381,000                  561,000
                                                                                       ------------             ------------

                 Net cash used in operating activities                                  (23,678,000)             (17,707,000)
                                                                                       ------------             ------------

                 Cash flows from investing activities:
                   Additions to property, plant and equipment                            (9,242,000)             (17,835,000)
                   Reduction in notes receivable                                             10,000                  234,000
                                                                                       ------------             ------------

                 Net cash used in investing activities                                   (9,232,000)             (17,601,000)
                                                                                       ------------             ------------

                 Cash flows from financing activities:
                   Increase (decrease) in long-term debt                                 12,342,000                  (85,000)
                   Dividends paid                                                        (1,000,000)              (1,012,000)
                   Exercise of stock options                                                 34,000                  205,000
                   Acquisition of treasury stock                                             --                   (3,081,000)
                                                                                       ------------             ------------

                 Net cash provided by (used in) financing activities                     11,376,000               (3,973,000)
                                                                                       ------------             ------------

                 Net decrease in cash and cash equivalents during period                (21,534,000)             (39,281,000)

                 Cash and cash equivalents at beginning of period                        28,929,000               64,010,000
                                                                                       ------------             ------------

                 Cash and cash equivalents at end of period                            $  7,395,000             $ 24,729,000
                                                                                       ============             ============





           See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1

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

Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 2 - Long-term Debt

Consolidated long-term debt is summarized as follows:

                                                                       October 29, 1994           July 31, 1994
                                                                       ----------------           -------------

         Revolving credit loan                                           $12,400,000               $     -
         Note payable                                                      1,317,000                 1,352,000
         Obligations under capital leases                                    143,000                   166,000
                                                                         -----------               -----------

                                                                          13,860,000                 1,518,000
         Less current portion                                                209,000                   226,000
                                                                         -----------               -----------
         Long-term debt                                                  $13,651,000               $ 1,292,000
                                                                         ===========               ===========



Note 3 - Contingencies

       Litigation

In October 1992, The Nature Company filed a lawsuit against Natural Wonders, Inc. in federal court which seeks both damages and injunctive relief to remedy alleged false representations, intellectual property infringement and unfair competition by Natural Wonders. In November 1992, Natural Wonders responded by filing counterclaims against The Nature Company alleging unfair competition, interference with Natural Wonders' contractual relations and prospective business advantage in violation of state and federal antitrust laws. The Nature Company is vigorously opposing the counterclaim. This lawsuit is still in the discovery stage and, while the Company believes that it will prevail, no assurance can be given of a favorable outcome. The Company believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition but could adversely affect the operating results for the period or periods in which such outcome occurs.

On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleges that the Company failed to properly disclose the extent of its Nordic Track advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. The Company believes the complaint is without merit and intends to vigorously contest the lawsuit.

The Company is involved in various other legal proceedings and claims which have arisen in the ordinary course of business. Management believes the outcome of such proceedings will not have a material adverse impact on the Company's financial condition or results of operations.

         Environmental Matters

On June 3, 1991, the Company received from the United States Environmental Protection Agency ("EPA") a Special Notice Letter containing a formal demand on the Company as a Potentially Responsible Party ("PRP") for reimbursement of the costs incurred and expected to be incurred in response to environmental problems at a so-called "Superfund" site in Conway, New Hampshire. The EPA originally estimated the costs of remedial action and future maintenance and monitoring programs at the site at about $7.3 million. The Superfund site includes a vacant parcel of land owned by a subsidiary of the Company as well as adjoining property owned by others. No manufacturing or other activities involving hazardous substances have ever been conducted by the Company or its affiliates on the Superfund site in Conway. The environmental problems affecting the land resulted from activities by the owners ofthe adjoining parcel. Representatives of the Company have engaged in discussions with the EPA regarding responsibility for the environmental problems and the costs of cleanup. The owners of the adjoining parcel are bankrupt. The EPA commenced cleanup activities at the site in July 1992.

The EPA expended approximately $1.4 million for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has begun to implement the groundwater phase of the cleanup, which was originally estimated by the EPA to cost approximately $4.0 million.

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

In June 1992, the EPA notified a former subsidiary of the Company that it may be liable for the release of hazardous substances at a hazardous waste treatment and storage facility in Southington, Connecticut. The EPA has calculated the subsidiary's volumetric contribution at less than two tenths of one percent. The EPA has not completed its Remedial Investigation/Feasibility Study. Because an overall cleanup remedy has not yet been selected, an accurate estimate of cleanup costs, or the Company's share thereof, is not currently available.

Note 4 - Dividends

On October 5, 1994, the Company's Board of Directors declared a cash dividend of $0.02 per share, payable December 15, 1994 to shareholders of record as of November 29, 1994. On December 1, 1994, the Board of Directors declared a cash dividend of $0.02 per share, payable March 16, 1995 to shareholders of record as of March 1, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financial Condition

Stockholders' equity at October 29, 1994 was unchanged from $219.2 million at July 31, 1994. The Company's working capital increased to $114.6 million at October 29, 1994 from $103.7 million at July 31, 1994 primarily due to the normal seasonal increase in inventories partially offset by a decrease in cash and cash equivalents. During the first quarter of fiscal 1995, the Company spent approximately $9.2 million on additions to property, plant and equipment. The Company's long-term debt-to-equity ratio was 0.32 to 1 at October 29, 1994 compared to 0.27 to 1 at July 31, 1994. The Company's available cash decreased from $28.9 million at July 31, 1994 to $7.4 million at October 29, 1994 due primarily to capital expenditures for new retail stores and normal seasonal working capital requirements. Total unused borrowing capacity under the Company's revolving credit agreement was approximately $38.8 million at October 29, 1994 compared to $52.3 million at July 31, 1994.

Results of Operations

During the first quarter of fiscal 1995, net sales increased by $21.9 million to $159.1 million, or 16.0%, over the first quarter of fiscal 1994, while net income decreased to $0.9 million as compared to $7.1 million in the first quarter of fiscal 1994. The decrease in net income is primarily due to increases in cost of goods sold and selling, general and administrative expenses.

Total retail store sales increased by $14.4 million to $91.9 million, or 18.6%, over the first quarter of fiscal 1994 primarily due to the addition of new Nature Company, Smith & Hawken, Britches Great Outdoors and Nordic Advantage stores. During the first quarter of fiscal 1995, comparable store sales decreased by 10.9%. Direct response and mail order sales increased by $7.5 million to $67.2 million, or 12.6%, over the first quarter of fiscal 1994 primarily due to higher direct response sales at NordicTrack and Smith & Hawken.

Cost of goods sold increased from 37.0% of sales in the first quarter of fiscal 1994 to 39.4% of sales in the first quarter of fiscal 1995 primarily due to lower gross margins at NordicTrack, The Nature Company and Britches of Georgetowne. Selling, general and administrative expenses increased from 53.9% of sales in the first quarter of fiscal 1994 to 59.1% of sales in the first quarter of fiscal 1995 primarily due to fixed costs at stores which experienced a decrease in comparable store sales.

Interest expense was $0.9 million, or 0.6% of sales, in the first quarter of fiscal 1995 compared to $0.7 million, or 0.5% of sales, in the first quarter of fiscal 1994. The increase in interest expense was primarily due to interest expense resulting from higher bank borrowings during the first quarter of fiscal 1995.

The provision for income taxes as a percentage of pretax income was 39.0% in the first quarter of fiscal 1995 and fiscal 1994, respectively.

During the first quarter of fiscal 1995, NordicTrack's total sales increased by $16.2 million to $91.3 million, or 21.6%, over the first quarter of fiscal
1994. Nordic Advantage's retail sales increased from $23.2 million in the first quarter of fiscal 1994 to $32.7 million in the first quarter of fiscal 1995 primarily due to the opening of new retail stores.
During the first quarter of fiscal 1995, Nordic Advantage opened 14 retail stores and 63 seasonal mall kiosks and at the end of the quarter operated 102 retail stores and 83 seasonal mall kiosks. Nordic Advantage's comparable store sales decreased 16.5% during first quarter of fiscal 1995. NordicTrack's direct response sales increased $6.7 million during the first quarter of fiscal 1995 to $58.6 million, or 12.9%, over the first quarter of fiscal 1994.

The Nature Company segment includes The Nature Company, Smith & Hawken, and two early stage retail concepts, Hear Music and Scientific Revolution. During the first quarter of fiscal 1995, The Nature Company segment's sales increased by $2.6 million to $37.9 million, or 7.4%, over the first quarter of fiscal 1994. The Nature Company segment's retail sales increased by $1.9 million, or 6.9%, to $29.4 million compared to $27.5 million in the first quarter of fiscal 1994 primarily due to the opening of new retail stores. During the first quarter of fiscal 1995, The Nature Company segment opened 5 retail stores and at the end of the quarter operated 138 retail stores. The Nature Company segment's comparable store sales decreased 8.0% during the first quarter of fiscal 1995. During the first quarter of fiscal 1995, The Nature Company segment's mail order sales increased $0.7 million to $8.5 million, or 9.0%, over the first quarter of fiscal 1994 due primarily to an increase in mail order sales at Smith & Hawken.

Britches opened 10 new Britches Great Outdoors stores during the first quarter of fiscal 1995 and at the end of the quarter operated 93 Britches Great Outdoors stores and 14 Britches of Georgetowne stores. During the first quarter of fiscal 1995, Britches' sales increased $3.0 million to $29.9 million, or 11.2%, primarily due to the opening of new stores. Overall, comparable store sales decreased 9.8% during the first quarter of fiscal 1995. Sales of the company's professional men's clothing division, Britches of Georgetowne, decreased $0.3 million to $6.0 million, or 4.8% and sales of the company's casual men's clothing division, Britches Great Outdoors, increased $3.3 million to $23.9 million, or 16.0%.

The Company does not own any securities covered by Statement of Financial Accounting Standards No. 115.

                          PART II:  OTHER INFORMATION

Item 1:       Legal Proceedings.

              Environmental Matters

                 Note 3 of Notes to Consolidated Condensed Financial Statements
              in Item 1 of Part I hereof is hereby incorporated by reference for information concerning environmental matters.

              Litigation

                 In October 1992, The Nature Company filed a lawsuit against
              Natural Wonders, Inc. in the United States District Court for the Northern District of California which seeks both damages and injunctive relief to remedy alleged false representations, intellectual property infringement and unfair competition by Natural Wonders. In November 1992, Natural Wonders responded by filing counterclaims against The Nature Company alleging unfair competition, interference with Natural Wonders' contractual relations and prospective business advantage in violation of state and federal antitrust laws, and seeking damages treble the amount to be proved at trial. The Nature Company is vigorously opposing the counterclaim. This lawsuit is still in the discovery stage and, while the Company believes that it will prevail , no assurance can be given of a favorable outcome. The Company believes that an unfavorable outcome would not have a material adverse effect on the Company's financial condition but could adversely affect the operating results for the period or periods in which such outcome occurs.

                 On October 25, 1994, four stockholders, owning an aggregate of
              2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleges that the Company failed to properly disclose the extent of its Nordic Track advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. The Company believes the complaint is without merit and intends to vigorously contest the lawsuit.

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

                   (b) Reports on Form 8-K:
                           None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CML GROUP, INC.
                                        -----------------------------
                                         (Registrant)


Date: December 13,1994                  /s/ Glenn E. Davis
      ----------------                  -----------------------------
                                        Glenn E. Davis
                                        Vice President and Controller
                                        Principal Accounting Officer

                                 EXHIBIT INDEX

                                                                                     Page No.
                                                                                     --------
11       --      Statement Regarding Computation of Earnings Per Share                  15

27       --      Financial Data Schedule                                                16
