Form 10-Q
CML GROUP INC
filed 1995-03-14
CIK 729576

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 28, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO
                              ---------    --------

Commission file number 0-12628
                       -------

                                CML GROUP, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

      Delaware                                    04-2451745
---------------------                   ----------------------------------
(State or Other Jurisdiction of         (IRS Employer Identification Number)
 Incorporation or Organization)

524 Main Street, Acton, Massachusetts                  01720
-------------------------------------              --------------
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including
area code:                                         (508) 264-4155
                                                   --------------

                                 Not Applicable
              ---------------------------------------------------
              (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No
                                              ------    ------

Number of shares outstanding of each of the issuer's classes of common stock:
49,853,719 shares of common stock, $.10 par value, as of March 3, 1995.

===============================================================================
                              Page 1 of 17 Pages

                        Exhibit Index Begins at Page 15

                       CML GROUP, INC. AND SUBSIDIARIES
                       --------------------------------

                                  Form 10-Q



                                    Index
                                    -----

                                                                                        Page
                                                                                        ----
Part I:         Financial Information

                Item 1:  Financial Statements

                         Consolidated Condensed Balance Sheets as of
                         January 28, 1995 and July 31, 1994                             3 - 4

                         Consolidated Condensed Statements of Income
                         for the three-month and six-month periods ended
                         January 28, 1995 and January 29, 1994                              5

                         Consolidated Condensed Statements of Cash
                         Flows for the six-month periods ended
                         January 28, 1995 and January 29, 1994                              6

                         Notes to Consolidated Condensed Financial Statements           7 - 9

                Item 2:  Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                          10 - 12

Part II:        Other Information                                                     13 - 14

                Signatures                                                                 14

                Exhibit Index                                                              15


                        Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                        CML GROUP, INC. & SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                    -------------------------------------

                                    ASSETS
                                        January 28, 1995        July 31, 1994
                                        ----------------        -------------
Current assets:
   Cash and cash equivalents                $ 56,206,000         $ 28,929,000
   Accounts receivable - trade                72,137,000           42,075,000
   Prepaid income taxes                        6,688,000            6,688,000
   Inventories:
     Raw materials                            12,927,000           12,617,000
     Work in process                           7,695,000            3,552,000
     Finished goods                           61,323,000           64,564,000
                                            ------------         ------------

     Total inventories                        81,945,000           80,733,000
   Other current assets                       33,369,000           26,387,000
                                            ------------         ------------

   Total current assets                      250,345,000          184,812,000
                                            ------------         ------------

Property, plant and equipment, at cost:
   Land and buildings                         19,219,000           20,172,000
   Machinery and equipment                    85,604,000           79,228,000
   Leasehold improvements                    124,386,000          113,910,000
                                            ------------         ------------
                                             229,209,000          213,310,000
Less accumulated depreciation                 77,950,000           65,705,000
                                            ------------         ------------
                                             151,259,000          147,605,000
                                            ------------         ------------

Goodwill                                      34,330,000           34,889,000

Other assets                                  19,347,000           17,357,000
                                            ------------         ------------

                                            $455,281,000         $384,663,000
                                            ============         ============

          See Notes to Consolidated Condensed Financial Statements.

                        CML GROUP, INC. & SUBSIDIARIES
                    Consolidated Condensed Balance Sheets
                    -------------------------------------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                          January 28, 1995   July 31, 1994
                                          ----------------   -------------

Current liabilities:
   Current portion of long-term debt          $    173,000    $    226,000
   Accounts payable                              31,407,00      33,868,000
   Accrued compensation                          9,761,000       8,423,000
   Accrued advertising                          11,169,000       5,302,000
   Accrued income taxes                         26,781,000         483,000
   Other accrued expenses                       40,940,000      32,768,000
                                               -----------     -----------

   Total current liabilities                   120,231,000      81,070,000
                                               -----------     -----------

Noncurrent liabilities:
   Long-term debt                                  224,000       1,292,000
   Convertible subordinated debentures          49,712,000      57,500,000
   Other noncurrent liabilities                 27,212,000      25,564,000
                                               -----------     -----------
   Total noncurrent liabilities                 77,148,000      84,356,000
                                               -----------     -----------

Stockholders' equity:
   Common stock par value $.10 per share
     Authorized - 120,000,000 shares
     Issued - 51,933,460 shares and
      51,851,180 shares                          5,193,000       5,185,000
   Additional paid-in capital                   79,010,000      78,736,000
   Retained earnings                           204,387,000     163,825,000
                                               -----------     -----------
                                               288,590,000     247,746,000
   Less treasury stock, at cost, 2,079,741
     shares and 1,865,941 shares                30,688,000      28,509,000
                                               -----------     -----------
                                               257,902,000     219,237,000
                                               -----------     -----------

                                              $455,281,000    $384,663,000
                                               ===========     ===========


          See Notes to Consolidated Condensed Financial Statements.


                         CML GROUP, INC. & SUBSIDIARIES
                  Consolidated Condensed Statements of Income

For the periods ended January 28, 1995
and January 29, 1994


                                                 Three Months                Six Months
                                                 ------------                ----------
                                              1995          1994           1995          1994
                                              ----          ----           ----          ----
Net sales                                 $327,368,000  $291,970,000   $486,438,000  $429,157,000
                                          ------------  ------------   ------------  ------------
Less costs and expenses:
   Cost of goods sold                      126,616,000   110,079,000    189,280,000   160,900,000
   Selling, general and administrative
   expenses                                134,633,000   118,745,000    228,715,000   192,737,000
   Interest expense                            734,000       596,000      1,613,000     1,264,000
                                          ------------  ------------   ------------  ------------
                                           261,983,000   229,420,000    419,608,000   354,901,000
                                          ------------  ------------   ------------  ------------

Income before provision for income
   taxes and extraordinary credit           65,385,000    62,550,000     66,830,000    74,256,000
Provision for income taxes                  24,832,000    24,248,000     25,396,000    28,813,000
                                          ------------  ------------   ------------  ------------
Income before extraordinary credit          40,553,000    38,302,000     41,434,000    45,443,000
Extraordinary credit - early
extinguishment of debt                       1,125,000            --      1,125,000            --
                                          ------------  ------------   ------------  ------------
Net income                                $ 41,678,000  $ 38,302,000   $ 42,559,000  $ 45,443,000
                                          ============  ============   ============  ============

Earnings per share:
  Income before extraordinary credit:
     Primary                                     $0.80         $0.74          $0.82         $0.88
                                                 =====         =====          =====         =====
     Fully diluted                               $0.78         $0.72          $0.80         $0.86
                                                 =====         =====          =====         =====
  Net income:
     Primary                                     $0.82         $0.74          $0.84         $0.88
                                                 =====         =====          =====         =====
     Fully diluted                               $0.80         $0.72          $0.82         $0.86
                                                 =====         =====          =====         =====

Weighted average number of shares
outstanding                                 50,680,233    51,827,986     50,743,006    51,895,280




           See Notes to Consolidated Condensed Financial Statements.

                        CML GROUP, INC. & SUBSIDIARIES
               Consolidated Condensed Statements of Cash Flows
               -----------------------------------------------

                                                                    For the Six Months Ended
                                                                    -----------------------
                                                            January 28, 1995       January 29, 1994
                                                            ----------------       ----------------
Cash flows from operating activities:
   Net income                                                   $42,559,000             $45,443,000
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Gain on early extinguishment of debt                       (1,125,000)                     --
      Depreciation and amortization                              14,496,000              11,581,000
      Loss on disposal of property, plant and equipment           2,939,000                 477,000
      Changes in working capital items                              (89,000)             (4,006,000)
      (Increase) decrease in other assets                        (2,476,000)                242,000
      Increase in other noncurrent liabilities                    1,648,000               1,250,000
                                                                -----------              ----------
Net cash provided by operating activities                        57,952,000              54,987,000
                                                                -----------              ----------
Cash flows from investing activities:
  Additions to property, plant and equipment                    (19,918,000)            (33,748,000)
  Reduction in notes receivable                                      40,000                  40,000
                                                                -----------              ----------
Net cash used in investing activities                           (19,878,000)            (33,708,000)
                                                                -----------              ----------
Cash flows from financing activities:
  Decrease in long-term debt                                     (1,121,000)               (143,000)
  Acquisition of convertible debentures                          (5,778,000)                     --
  Dividends paid                                                 (2,001,000)             (2,026,000)
  Exercise of stock options                                         282,000                 260,000
  Acquisition of treasury stock                                  (2,179,000)             (7,868,000)
                                                                -----------              ----------
Net cash used in financing activities                           (10,797,000)             (9,777,000)
                                                                -----------              ----------
Net increase in cash and cash equivalents during the period      27,277,000              11,502,000
Cash and cash equivalents at the beginning of the period         28,929,000              64,010,000
                                                                -----------              ----------
Cash and cash equivalents at the end of the period              $56,206,000             $75,512,000
                                                                ===========             ===========


          See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
----------------------------------------------------

Note 1
------

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

The Company does not own any securities covered by Statement of Financial Accounting Standards ("SFAS") No. 115. Adoption of SFAS No. 119 would not have a material effect on the Company's consolidated financial statements.

Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 2 - Long-term Debt
-----------------------


Consolidated long-term debt is summarized as follows:

                                    January 28, 1995    July 31, 1994
                                    ----------------    -------------
   Note payable                          $268,000        $1,352,000
   Obligations under capital leases       129,000           166,000
                                         --------        ----------
                                          397,000         1,518,000
   Less current portion                   173,000           226,000
                                         --------        ----------
   Long-term debt                        $224,000        $1,292,000
                                         ========        ==========

During the second quarter of fiscal 1995, the Company recorded an extraordinary gain of $1,814,000 before income taxes resulting from the repurchase of $7,788,000 principal amount of the Company's 5 1/2% convertible subordinated debentures due 2003.

Note 3 - Contingencies
----------------------

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

On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleges that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. The Company believes the complaint is without merit and intends to vigorously contest the lawsuit. On December 19, 1994, the Company filed a motion to dismiss this lawsuit, which motion is currently pending before the Court.

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

The EPA has expended approximately $1.4 million for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has begun implementing the groundwater phase of the cleanup, which was originally estimated by the EPA to cost approximately $4.0 million.

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

Note 4 - Dividend
-----------------

On December 1, 1994, the Company's Board of Directors declared a cash dividend of $0.02 per share, payable March 16, 1995 to stockholders of record as of March 1, 1995. On March 2, 1995, the Company's Board of Directors declared a cash dividend of $0.025 per share, payable June 16, 1995 to stockholders of record as of May 30, 1995.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations.
           ----------------------

Financial Condition
-------------------

Stockholders' equity increased by $38.7 million from $219.2 million at July 31, 1994 to $257.9 million at January 28, 1995 due primarily to net income of $42.6 million partially offset by the repurchase of $2.2 million of common stock and dividends of $2.0 million. During the first six months of fiscal 1995, the Company spent approximately $19.9 million on additions to property, plant and equipment. The Company's ratio of long-term debt to equity decreased from 0.27 to 1 at July 31, 1994 to 0.19 to 1 at January 28, 1995 due to the increase in stockholders' equity and a decrease in long-term debt. The decrease in long-term debt was due primarily to the repurchase of $7.8 million principal amount of the Company's 5 1/2% convertible subordinated debentures due 2003. The Company's available cash increased from $28.9 million at July 31, 1994 to $56.2 million at January 28, 1995. Total unused borrowing capacity under the Company's revolving credit agreement was approximately $52.1 million at January 28, 1995 compared to $52.3 million at July 31, 1994. Accounts receivable - trade increased by $30.0 million from $42.1 million at July 31, 1994 to $72.1 million at January 28, 1995 due primarily to an increase in receivables arising from the extended payment plans offered by NordicTrack. As part of the Company's long-term planning process, the Company evaluates the performance and strategic fit of the Company's business segments. Recently, the Company has been engaged in discussions for the sale of certain assets. The discussions have been very preliminary and there can be no assurance that any assets will be sold.

Results of Operations
---------------------

During the second quarter of fiscal 1995, net sales increased by $35.4 million to $327.4 million, or 12.1%, over the second quarter of fiscal 1994, while net income increased by 8.9% to $41.7 million as compared to $38.3 million in the second quarter of fiscal 1994. For the first six months of fiscal 1995, net sales increased by $57.2 million to $486.4 million, or 13.3%, compared to $429.2 million in the first six months of fiscal 1994 while net income decreased by 6.2% to $42.6 million as compared to $45.4 million in the first six months of fiscal 1994. Net income for the second quarter and first six months of fiscal 1995 included an extraordinary gain of $1.1 million, after income taxes, resulting from the repurchase of $7.8 million principal amount of the Company's 5 1/2% convertible subordinated debentures.

Total retail store sales increased by $29.8 million in the second quarter of fiscal 1995 to $209.2 million, or 16.6%, over the second quarter of fiscal 1994. During the second quarter of fiscal 1995, comparable store sales decreased by 4.9%. For the first six months of fiscal 1995, total retail store sales increased by $44.2 million to $301.1 million, or 17.2%, over the first six months of fiscal 1994 and comparable store sales decreased by 6.8%. The increase in total retail store sales for the second quarter and first six months of fiscal 1995 was due primarily to the addition of new Nordic Advantage, The Nature Company segment and Britches Great Outdoors stores.

Direct response and mail order sales increased by $5.6 million to $118.2 million, or 5.0%, over the second quarter of fiscal 1994 and by $13.0 million to $185.3 million, or 7.5%, over the first six months of fiscal 1994. The increase in direct response and mail order sales for the second quarter and first six months of fiscal 1995 was due primarily to higher direct response sales at NordicTrack.

Cost of goods sold increased from 37.7% and 37.5% of sales in the second quarter and first six months of fiscal 1994, respectively, to 38.7% and 38.9% of sales in the second quarter and first six months of fiscal 1995, respectively. The increase in cost of goods sold for the second quarter and first six months of fiscal 1995 was due primarily to higher cost of goods sold at NordicTrack and The Nature Company. The increase in cost of goods sold at The Nature Company during the second quarter and first six months of fiscal 1995 was due primarily to higher promotional activity during the post-holiday period to reduce slower moving merchandise.

Selling, general and administrative expenses increased from 40.7% and 44.9% of sales in the second quarter and first six months of fiscal 1994, respectively, to 41.1% and 47.0% of sales in the second quarter and first six months of fiscal 1995, respectively. The increase in selling, general and administrative expenses for the second quarter and first six months of fiscal 1995 was due primarily to fixed costs at stores which experienced a decrease in comparable store sales.

Interest expense increased to $0.7 million, or 0.2% of sales, in the second quarter of fiscal 1995 compared to $0.6 million in the second quarter of fiscal 1994. During the first six months of fiscal 1995, interest expense increased to $1.6 million, or 0.3% of sales, compared to $1.3 million in the first six months of fiscal 1994. The increase in interest expense during the second quarter and first six months of fiscal 1995 was due primarily to higher average bank borrowings and higher interest rates.

The provision for income taxes as a percentage of pretax income decreased from 38.8% in the second quarter and first six months of fiscal 1994 to 38.0% in the second quarter and first six months of fiscal 1995. The increase in net income during the second quarter of fiscal 1995 was due primarily to higher sales at NordicTrack and the extraordinary gain from the repurchase of debentures. The decrease in net income during the first six months of fiscal 1995 was due primarily to higher cost of goods sold and higher selling, general and administrative expenses during the first quarter.

During the second quarter of fiscal 1995, NordicTrack's sales increased by $26.5 million to $188.4 million, or 16.4%, over the second quarter of fiscal 1994 due primarily to strong Walkfit[R] sales. Nordic Advantage's retail sales increased by $20.6 million, or 30.5%, from $67.6 million in the second quarter of fiscal 1994 to $88.2 million in the second quarter of fiscal 1995. Nordic Advantage's comparable store sales decreased 9.6% and 11.5% during the second quarter and first six months of fiscal 1995, respectively. NordicTrack's direct response sales increased by $5.9 million during the second quarter of fiscal 1995 to $100.2 million, or 6.3%, over the second quarter of fiscal 1994. During the first six months of fiscal 1995, NordicTrack's sales increased by $42.7 million to $279.7 million, or 18.0%, over the first six months of fiscal 1994. Nordic Advantage's retail sales increased $30.2 million, or 33.3%, from $90.7 million in the first six months of fiscal 1994 to $120.9 million in the first six months of fiscal 1995. During the first six months of fiscal 1995, NordicTrack's direct response sales increased by $12.5 million to $158.8 million, or 8.5%, over the first six months of fiscal 1994. The increase in retail sales at Nordic Advantage was due primarily to the opening of new stores. Nordic Advantage operated 108 stores at the end of the second quarter of fiscal 1995 compared to 70 stores at the end of the second quarter of fiscal 1994.

The Nature Company segment includes The Nature Company, Smith & Hawken and two early stage retail concepts, Hear Music and Scientific Revolution. During the second quarter of fiscal 1995, The Nature Company segment's sales increased by $3.1 million to $90.6 million, or 3.5%, over the second quarter of fiscal 1994. The Nature Company segment's retail sales increased by $3.4 million, or 4.9%, to $72.6 million compared to $69.2 million during the second quarter of fiscal 1994. The Nature Company segment's comparable store sales decreased 2.0% during the second quarter of fiscal 1995. At the end of the second quarter of fiscal 1995, The Nature Company segment operated 143 stores compared to 130 stores at the end of the second quarter of fiscal 1994. During the second quarter of fiscal 1995, The Nature Company segment's mail order sales decreased by $0.3 million to $18.0 million compared to $18.3 million during the second quarter of fiscal 1994.

During the first six months of fiscal 1995, The Nature Company segment's sales increased by $5.8 million to $128.5 million, or 4.7%, over the first six months of fiscal 1994. The Nature Company segment's retail sales increased by $5.2 million, or 5.4%, to $101.9 million compared to $96.7 million in the first six months of fiscal 1994. The Nature Company segment's comparable store sales decreased 3.7% during the first six months of fiscal 1995. During the first six months of fiscal 1995, The Nature Company segment's mail order sales increased by $0.6 million to $26.6 million compared to $26.0 million during the first six months of fiscal 1995

During the second quarter of fiscal 1995, Britches' sales increased by $5.8 million, or 13.6%, to $48.4 million compared to $42.6 million during the second quarter of fiscal 1994. Sales of the company's casual men's clothing division, Britches Great Outdoors, increased by $5.7 million, or 16.6%, during the second quarter of fiscal 1995 to $40.1 million compared to $34.4 million during the second quarter of fiscal 1994. Sales of the company's professional men's clothing division, Britches of Georgetowne, increased by $0.1 million, or 1.2%, during the second quarter of fiscal 1995 to $8.3 million compared to the second quarter of fiscal 1994. Overall, Britches' comparable store sales decreased 4.1% during the second quarter of fiscal 1995. At the end of the second quarter of fiscal 1995, Britches operated 98 and 14 Great Outdoors and Britches of Georgetowne stores, respectively, compared to 71 and 14 Great Outdoors and Britches of Georgetowne stores, respectively, at the end of the second quarter of fiscal 1994.

During the first six months of fiscal 1995, Britches' sales increased $8.8 million, or 12.7%, to $78.3 million compared to $69.5 million during the first six months of fiscal 1994. Sales of Britches Great Outdoors increased by $9.0 million to $64.0 million, or 16.4%, and sales of Britches of Georgetowne decreased by $0.2 million to $14.3 million, or 1.4%, compared to the first six months of fiscal 1994. Overall, Britches' comparable store sales decreased 6.3% during the first six months of fiscal 1995.

The Company does not own any securities covered by Statement of Financial Accounting Standards ("SFAS") No. 115. Adoption of SFAS No. 119 would not have a material effect on the Company's consolidated financial statements.

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

            On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleges that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. The Company believes the complaint is without merit and intends to vigorously contest the lawsuit. On December 19, 1994, the Company filed a motion to dismiss this lawsuit, which motion is currently pending before the Court.

            The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such proceedings will not have a material adverse impact on the Company's financial condition or results of operations.

Items 2-3:  None.

Item 4:     Submission of Matters to a Vote of Security Holders:

               The Company held its Annual Meeting of Stockholders on
            December 1, 1994. At this meeting the stockholders of the Company elected Charles M. Leighton as a Class A Director (by votes of 44,707,514 shares of Common Stock in favor and 326,412 shares of Common Stock withheld), Thomas H. Lenagh as a Class A Director
            (by votes of 44,696,987 shares of Common Stock in favor and 336,939 shares of Common Stock withheld) and Ralph F. Verni as a Class A Director (by votes of 44,717,408 shares of Common Stock in favor and 316,518 shares of Common Stock withheld). Each of Messrs. Leighton, Lenagh and Verni is to serve for a term of three years. The other directors of the Company whose terms of office as directors continued after the meeting are Howard H. Callaway, Homer
            L. Luther, Jr., Dr. Roy W. Menninger, G. Robert Tod and Alison Taunton-Rigby.

               At the Annual Meeting, stockholders holding 44,711,040 shares of
            Common Stock voted to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1995 fiscal year. Stockholders holding 163,854 shares of Common Stock voted against such ratification and stockholders holding 159,032 shares of Common Stock abstained. No "broker non-votes" were recorded at the Annual Meeting of Stockholders.

Item 5:     Other Information:

            None.

Item 6:     Exhibits and Reports on Form 8-K.

            (a) Exhibits - See Exhibit Index.

            (b) Reports on Form 8-K:

                   The Company filed a Current Report on Form 8-K, dated
                November 4, 1994, announcing the filing of a class action lawsuit in the United States District Court for the District of Massachusetts aginst the Company and Charles M. Leighton and
                G. Robert Tod, the Chairman and President of the Company, respectively.

Signatures
----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CML GROUP, INC.
                                ---------------
                                (Registrant)

Date: March 14, 1995            /s/Glenn E. Davis
--------------------            -----------------
                                Glenn E. Davis
                                Vice President and Controller
                                (Principal Accounting Officer)

                                EXHIBIT INDEX

                                                                                     Page No.
                                                                                     --------
        11      --      Statement Regarding Computation of Earnings Per Share           16

        27      --      Financial Data Schedule                                         17