Form 10-Q
period 1995-04-29
CML GROUP INC
filed 1995-06-13
CIK 729576

       ===============================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 29, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO
                               ------------    --------------

Commission file number 0-12628
                       -------

                               CML GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Delaware                                    04-2451745
- -----------------------------------        ------------------------------------
(State or Other Jurisdiction of            (IRS Employer Identification Number)
 Incorporation or Organization)

524 Main Street, Acton, Massachusetts                        01720
- -------------------------------------                    -----------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:       (508) 264-4155
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

Number of shares outstanding of each of the issuer's classes of common stock:
49,214,859 shares of common stock, $.10 par value, as of June 12, 1995.

================================================================================

                              Page 1 of 17 Pages

                       Exhibit Index Begins at Page 15

                        CML GROUP, INC. AND SUBSIDIARIES
                        --------------------------------

                                   Form 10-Q



                                     Index
                                     -----
                                                                                              Page
                                                                                              ----
Part I:     Financial Information

            Item 1:  Financial Statements

                     Consolidated Condensed Balance Sheets as of
                     April 29, 1995 and July 31, 1994                                        3 - 4

                     Consolidated Condensed Statements of Income
                     for the three-month and nine-month periods ended
                     April 29, 1995 and April 30, 1994                                           5

                     Consolidated Condensed Statements of Cash
                     Flows for the nine-month periods ended
                     April 29, 1995 and April 30, 1994                                           6

                     Notes to Consolidated Condensed Financial Statements                    7 - 9

            Item 2:  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                   10 - 12

Part II:    Other Information                                                              13 - 14

            Signatures                                                                          14

            Exhibit Index                                                                       15

                                       Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       CML GROUP, INC. & SUBSIDIARIES
                                    Consolidated Condensed Balance Sheets
                                    -------------------------------------

                                                   ASSETS
                                                                April 29, 1995             July 31, 1994
                                                                --------------             -------------
Current assets:
     Cash and cash equivalents                                    $ 15,252,000              $ 28,929,000
     Accounts receivable - trade                                    66,375,000                42,075,000
     Prepaid income taxes                                            6,688,000                 6,688,000
     Inventories:
         Raw materials                                              14,106,000                12,617,000
         Work in process                                             4,289,000                 3,552,000
         Finished goods                                             51,732,000                64,564,000
                                                                  ------------              ------------
         Total inventories                                          70,127,000                80,733,000
     Net assets of business held for sale                           30,000,000                    ---
     Other current assets                                           22,409,000                26,387,000
                                                                  ------------              ------------
     Total current assets                                          210,851,000               184,812,000
                                                                  ------------              ------------
Property, plant and equipment, at cost:
     Land and buildings                                             19,515,000                20,172,000
     Machinery and equipment                                        78,442,000                79,228,000
     Leasehold improvements                                         78,804,000               113,910,000
                                                                  ------------              ------------
                                                                   176,761,000               213,310,000
Less accumulated depreciation                                       62,610,000                65,705,000
                                                                  ------------              ------------
                                                                   114,151,000               147,605,000
                                                                  ------------              ------------
Goodwill                                                            12,608,000                34,889,000
Other assets                                                        17,466,000                17,357,000
                                                                  ------------              ------------
                                                                  $355,076,000              $384,663,000
                                                                  ============              ============


           See Notes to Consolidated Condensed Financial Statements.


                                    CML GROUP, INC. & SUBSIDIARIES
                                Consolidated Condensed Balance Sheets
                                -------------------------------------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                April 29, 1995             July 31, 1994
                                                                --------------             -------------
Current liabilities:
     Current portion of long-term debt                            $    170,000              $    226,000
     Accounts payable                                               32,283,000                33,868,000
     Accrued compensation                                            5,002,000                 8,423,000
     Accrued advertising                                            10,100,000                 5,302,000
     Accrued income taxes                                            1,670,000                   483,000
     Accrued expenses relating to discontinued
          operations                                                 8,675,000                     --
     Other accrued expenses                                         28,155,000                32,768,000
                                                                  ------------              ------------
     Total current liabilities                                      86,055,000                81,070,000
                                                                  ------------              ------------
Noncurrent liabilities:
     Long-term debt                                                    179,000                 1,292,000
     Convertible subordinated debentures                            41,593,000                57,500,000
     Other noncurrent liabilities                                   16,002,000                25,564,000
                                                                  ------------              ------------
     Total noncurrent liabilities                                   57,774,000                84,356,000
                                                                  ------------              ------------
Stockholders' equity:
     Common stock par value $.10 per share
         Authorized - 120,000,000 shares
         Issued - 52,000,480 shares and
            51,851,180 shares                                        5,200,000                 5,185,000
     Additional paid-in capital                                     79,250,000                78,736,000
     Retained earnings                                             163,527,000               163,825,000
                                                                  ------------              ------------
                                                                   247,977,000               247,746,000
     Less treasury stock, at cost, 2,773,941
         shares and 1,865,941 shares                                36,730,000                28,509,000
                                                                  ------------              ------------
                                                                   211,247,000               219,237,000
                                                                  ------------              ------------
                                                                  $355,076,000              $384,663,000
                                                                  ============              ============

           See Notes to Consolidated Condensed Financial Statements.

                                              CML GROUP, INC. & SUBSIDIARIES
                                       Consolidated Condensed Statements of Income
                                       -------------------------------------------

For the periods ended April 29, 1995
and April 30, 1994

                                                                Three Months                          Nine Months
                                                                ------------                          -----------
                                                            1995             1994               1995               1994
                                                            ----             ----               ----               ----
Net sales                                               $179,525,000     $176,775,000       $587,715,000       $536,478,000
                                                        ------------     ------------       ------------       ------------
Less costs and expenses:
     Cost of goods sold                                   70,998,000       59,154,000        221,280,000        185,142,000
     Selling, general and administrative expenses        110,655,000       87,756,000        305,317,000        252,956,000
     Interest expense (income)                              (147,000)         477,000            806,000          1,493,000
                                                        ------------     ------------       ------------       ------------
                                                         181,506,000      147,387,000        527,403,000        439,591,000
                                                        ------------     ------------       ------------       ------------
Income (loss) from continuing operations
     before income taxes and extraordinary credit         (1,981,000)      29,388,000         60,312,000         96,887,000
Provision (benefit) for income taxes                      (1,301,000)      10,609,000         22,557,000         34,976,000
                                                        ------------     ------------       ------------       ------------
Income (loss) from continuing operations
     before extraordinary credit                            (680,000)      18,779,000         37,755,000         61,911,000
                                                        ------------     ------------       ------------       ------------
Discontinued operations:
     Income (loss) from operations, net of
           income taxes                                   (4,345,000)      (1,717,000)        (1,346,000)           594,000
     Provision for loss on disposal, net of
           income tax benefit                            (35,678,000)              --        (35,678,000)                --
                                                        ------------     ------------       ------------       ------------
                                                         (40,023,000)      (1,717,000)       (37,024,000)           594,000
                                                        ------------     ------------       ------------       ------------
Income (loss) before extraordinary credit                (40,703,000)      17,062,000            731,000         62,505,000
Extraordinary credit - early extinguishment
     of debt, net of income taxes                          1,073,000          --               2,198,000                 --
                                                        ------------     ------------       ------------       ------------
Net income (loss)                                       ($39,630,000)    $ 17,062,000       $  2,929,000       $ 62,505,000
                                                        ============     ============       ============       ============
Earnings (loss) per share:
    Income (loss) from continuing operations
         before extraordinary credit:
         Primary                                              ($0.01)           $0.36              $0.75              $1.20
                                                        ============     ============       ============       ============
         Fully diluted                                        ($0.01)           $0.36              $0.75              $1.18
                                                        ============     ============       ============       ============
    Income (loss) before extraordinary credit:
         Primary                                              ($0.82)           $0.33              $0.01              $1.21
                                                        ============     ============       ============       ============
         Fully diluted                                        ($0.82)           $0.33              $0.01              $1.19
                                                        ============     ============       ============       ============
    Net income (loss):
         Primary                                              ($0.80)           $0.33              $0.06              $1.21
                                                        ============     ============       ============       ============
         Fully diluted                                        ($0.80)           $0.33              $0.06              $1.19
                                                        ============     ============       ============       ============
Weighted average number of shares outstanding             50,216,999       51,554,304         50,565,802         51,781,621

           See Notes to Consolidated Condensed Financial Statements.


                                        CML GROUP, INC. & SUBSIDIARIES
                               Consolidated Condensed Statements of Cash Flows
                               -----------------------------------------------
                                                                                 For the Nine Months Ended
                                                                                 -------------------------
                                                                          April 29, 1995            April 30, 1994
                                                                          --------------            --------------
Cash flows from operating activities:
    Net income                                                              $  2,929,000              $ 62,505,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
           Provision for loss on disposal of discontinued
                operation                                                     35,678,000                        --
           Gain on early extinguishment of debt                               (2,198,000)                       --
           Depreciation and amortization                                      22,432,000                17,930,000
           Loss on disposal of property, plant and equipment                   2,367,000                 1,366,000
           Changes in working capital items                                  (21,353,000)              (39,652,000)
           (Increase) decrease in other assets                                (2,657,000)                  484,000
           Increase (decrease) in other noncurrent liabilities                  (264,000)                  884,000
                                                                            ------------              ------------
Net cash provided by operating activities                                     36,934,000                43,517,000
                                                                            ------------              ------------
Cash flows from investing activities:
    Additions to property, plant and equipment                               (26,818,000)              (41,916,000)
    Reduction in notes receivable                                                 72,000                    96,000
                                                                            ------------              ------------
Net cash used in investing activities                                        (26,746,000)              (41,820,000)
                                                                            ------------              ------------
Cash flows from financing activities:
    Decrease in long-term debt                                                (1,169,000)                 (223,000)
    Acquisition of convertible debentures                                    (11,991,000)                       --
    Dividends paid                                                            (2,998,000)               (3,039,000)
    Exercise of stock options                                                    529,000                   396,000
    Acquisition of treasury stock                                             (8,236,000)              (10,396,000)
                                                                            ------------              ------------
Net cash used in financing activities                                        (23,865,000)              (13,262,000)
                                                                            ------------              ------------
Net decrease in cash and cash equivalents during the period                  (13,677,000)              (11,565,000)
Cash and cash equivalents at the beginning of the period                      28,929,000                64,010,000
                                                                            ------------              ------------
Cash and cash equivalents at the end of the period                          $ 15,252,000              $ 52,445,000
                                                                            ============              ============


           See Notes to Consolidated Condensed Financial Statements.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
- ----------------------------------------------------

Note 1
- ------

The accompanying consolidated condensed financial statements and notes should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments necessary for a fair presentation of the results of the interim periods presented and, except for the adjustments relating to the decision to sell Britches of Georgetowne (see Note 2), all such adjustments are of a normal recurring nature. The retail industry is seasonal in nature and the results of operations for the interim periods presented may not be indicative of the results for a full year.

The Company does not own any securities covered by Statement of Financial Accounting Standards ("SFAS") No. 115. Adoption of SFAS No. 119 would not have a material effect on the Company's consolidated financial statements.

Certain 1994 amounts have been reclassified to conform to the 1995 presentation.

Note 2 - Discontinued Operation
- -------------------------------

During the third quarter of fiscal 1995, the Company decided to sell its Britches of Georgetowne ("Britches") subsidiary and, therefore, has accounted for the planned divestiture as a discontinued operation in the accompanying consolidated condensed financial statements. In connection with its decision to sell Britches, the Company recorded a provision for loss on disposal of $35,678,000, net of an income tax benefit of $5,310,000. The pretax provision for loss on disposal includes a write-down of Britches net assets to estimated net realizable value and estimated operating losses until disposal. The Company anticipates that a sale can be consumated prior to the end of the third quarter of fiscal 1996 and, accordingly, has included the estimated net realizable value of Britches' net assets in current assets on the accompanying consolidated condensed balance sheet at April 29, 1995.

Note 3 - Long-term Debt
- -----------------------

Consolidated long-term debt is summarized as follows:

                                               April 29, 1995    July 31, 1994
                                               --------------    -------------
     Note payable                                 $240,000        $1,352,000
     Obligations under capital leases              109,000           166,000
                                                  --------        ----------
                                                   349,000         1,518,000
     Less current portion                          170,000           226,000
                                                  --------        ----------
     Long-term debt                               $179,000        $1,292,000
                                                  ========        ==========

During the nine months ended April 29, 1995, the Company recorded an extraordinary gain of $2,198,000, net of income taxes of $1,313,000, resulting from the repurchase of $15,907,000 principal amount of the Company's 5 1/2% convertible subordinated debentures due 2003.

Note 4 - Contingencies
- ----------------------

       Litigation
       ----------

In October 1992, The Nature Company filed a lawsuit against Natural Wonders, Inc. in federal court seeking damages and injunctive relief to remedy alleged false representations, intellectual property infringement and unfair competition by Natural Wonders. In November 1992, Natural Wonders responded by filing counterclaims against The Nature Company alleging unfair competition, interference with Natural Wonders' contractual relations and prospective business advantage in violation of state and federal antitrust laws. This lawsuit was settled favorably during the third quarter of fiscal 1995.

On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in the U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleged that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. On December 19, 1994, the defendants filed a motion to dismiss the complaint, and on April 7, 1995, the plaintiffs responded by filing an Amended Complaint which added an allegation that Messrs. Leighton and Tod violated the securities laws by selling CML stock in the spring of 1994. The Company believes the Amended Complaint is without merit and intends to vigorously contest the lawsuit. In April 1995, the defendants filed a motion which is currently pending before the Court to dismiss this lawsuit.

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

The EPA has expended approximately $1.4 million for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has implemented the groundwater phase of the cleanup, which was originally estimated by the EPA to cost approximately $4.0 million.

The Company believes that the EPA's estimated cost for cleanup, including the remedial actions, is excessive and involves unnecessary actions. In addition, a portion of the remedial cost involves cleanup of the adjoining property that is not owned by the Company or any of its affiliates. Therefore, the Company believes it is not responsible for that portion of the cleanup costs. The Company has reserves and insurance coverage (from its primary insurer) for environmental liabilities at the site in the amount of approximately $2.3 million. The Company also believes that it is entitled to additional insurance from its excess insurance carriers. However, if excess liability coverage is not available to the Company and the ultimate liability substantially exceeds the primary insurance amount and reserves, the liability would have a material adverse effect upon the Company's operating results for the period in which the resolution of the claim occurs, but would not have a material adverse effect upon the Company's financial condition.

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

Note 5 - Dividend
- -----------------

On March 2, 1995, the Company's Board of Directors declared a cash dividend of $0.025 per share, payable June 16, 1995 to stockholders of record as of May 30, 1995.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Introduction
- ------------

After reviewing its performance and strategic fit with the Company's other business segments, the Company decided at the end of the third quarter of fiscal 1995 to sell its Britches of Georgetowne ("Britches") subsidiary. Accordingly, Britches has been accounted for as a discontinued operation in the accompanying consolidated condensed financial statements. The sale of Britches will allow the Company to focus on businesses which have the greatest growth prospects and offer the greatest potential return on investment. The Company's continuing operations consist of NordicTrack, NordicAdvantage and The Nature Company (including Smith & Hawken, Hear Music and The Scientific Revolution).

Financial Condition
- -------------------

Stockholders' equity decreased by $8.0 million from $219.2 million at July 31, 1994 to $211.2 million at April 29, 1995 due primarily to net income of $2.9 million, including a $40.0 million loss from discontinued operations, net of income taxes, offset by the purchase of $8.2 million of common stock and dividends of $3.2 million. During the first nine months of fiscal 1995, the Company spent approximately $26.8 million on additions to property, plant and equipment. The Company's ratio of long-term debt to equity decreased from 0.27 to 1 at July 31, 1994 to 0.20 to 1 at April 29, 1995 due primarily to a decrease in long-term debt. The decrease in long-term debt was due primarily to the purchase of $15.9 million principal amount of the Company's 5 1/2% convertible subordinated debentures due 2003. The Company's available cash decreased from $28.9 million at July 31, 1994 to $15.3 million at April 29, 1995. During the first nine months of fiscal 1995, the Company spent $20.2 million to purchase its convertible debentures and common stock. The Company may purchase additional shares of its common stock or convertible debentures. Total unused borrowing capacity under the Company's revolving credit agreement was approximately $50.8 million at April 29, 1995 compared to $52.3 million at
July    31, 1994.  Accounts receivable - trade increased by $24.3 million from
$42.1 million at July 31, 1994 to $66.4 million at April 29, 1995 due primarily to an increase in receivables arising from the extended payment plans offered by NordicTrack. The Company believes that internally generated funds, available bank lines of credit and proceeds from the sale of assets will be sufficient to meet its current and long-term operating needs and anticipated capital expenditures.

Results of Continuing Operations
- --------------------------------

During the third quarter of fiscal 1995, net sales increased by $2.8 million to $179.5 million, or 1.6%, over the third quarter of fiscal 1994. The Company incurred a net loss of $39.6 million in the third quarter of fiscal 1995 compared with net income of $17.1 million in the third quarter of fiscal 1994. The $39.6 million net loss incurred during the third quarter of fiscal 1995 consisted of a loss from continuing operations of $0.7 million, a loss from discontinued operations of $40.0 million and an extraordinary credit of $1.1 million. For the first nine months of fiscal 1995, net sales increased by $51.2 million to $587.7 million, or 9.5%, compared to $536.5 million in the first nine months of fiscal 1994. Net income decreased to $2.9 million in the first nine months of fiscal 1995 from $62.5 million in the first nine months of fiscal 1994. The $2.9 million of net income during the first nine months of fiscal 1995 consisted of income from continuing operations of $37.7 million, a loss from discontinued operations of $37.0 million and an extraordinary credit of $2.2 million. Net income for the third quarter and first nine months of fiscal 1995 included an extraordinary gain, net of income taxes, of $1.1 million and $2.2 million, respectively , resulting from the purchase of the Company's 5 1/2% convertible subordinated debentures.

Total retail store sales increased by $14.3 million in the third quarter of fiscal 1995 to $95.0 million, or 17.7%, over the third quarter of fiscal 1994. During the third quarter of fiscal 1995, comparable store sales decreased by 18.9%. For the first nine months of fiscal 1995, total retail store sales increased by $49.7 million to $317.9 million, or 18.5%, over the first nine months of fiscal 1994 and comparable store sales decreased by 10.4%. The increase in total retail store sales for the third quarter and first nine months of fiscal 1995 was due to the addition of new stores, primarily by NordicAdvantage.

Direct response and mail order sales decreased by $11.6 million during the third quarter of fiscal 1995 to $84.5 million, or 12.1%, over the third quarter of fiscal 1994. For the first nine months of fiscal 1995, direct response and mail order sales increased by $1.5 million to $269.8 million, or 0.6%, over the first nine months of fiscal 1994. The decrease in direct response and mail order sales during the third quarter of fiscal 1995 and the increase during the first nine months of fiscal 1995 was due primarily to direct response and mail order sales results at NordicTrack.

Cost of goods sold increased from 33.5% and 34.5% of sales in the third quarter and first nine months of fiscal 1994, respectively, to 39.5% and 37.7% of sales in the third quarter and first nine months of fiscal 1995, respectively. The increase in cost of goods sold for the third quarter and first nine months of fiscal 1995 was due to several factors, including reduced manufacturing efficiencies, discontinuation of certain unprofitable products and writedowns of related surplus and obsolete inventories, higher refurbishment costs resulting from increased returns attributable to a recently introduced treadmill product, the results of a physical inventory at NordicTrack and higher markdowns recorded by The Nature Company as part of the strategy to re-merchandise The Nature Company concept.

Selling, general and administrative expenses increased from 49.6% and 47.2% of sales in the third quarter and first nine months of fiscal 1994, respectively, to 61.6% and 51.9% of sales in the third quarter and first nine months of fiscal 1995, respectively. The increase in selling, general and administrative expenses for the third quarter and first nine months of fiscal 1995 was due primarily to fixed costs at NordicAdvantage and The Nature Company stores which experienced decreases in comparable store sales during the third quarter and first nine months of fiscal 1995 and reduced advertising efficiencies at NordicTrack.

The Company earned net interest income of $0.1 million in the third quarter of fiscal 1995 compared to net interest expense of $0.5 million in the third quarter of fiscal 1994. During the first nine months of fiscal 1995, net interest expense decreased to $0.8 million, or 0.1% of sales, compared to net interest expense of $1.5 million, or 0.3% of sales, in the first nine months of fiscal 1994. The decrease in net interest expense during the third quarter and first nine months of fiscal 1995 was due primarily to higher interest rates earned on the Company's investments in money market mutual funds and higher interest expense attributable to Britches which has been accounted for as a discontinued operation in the accompanying consolidated condensed financial statements.

The provision for income taxes as a percentage of pretax income increased from 36.1% in the first nine months of fiscal 1994 to 37.4% in the first nine months of fiscal 1995. The decrease in net income during the third quarter and first nine months of fiscal 1995 was due primarily to higher cost of goods sold and higher selling, general and administrative expenses at NordicTrack and The Nature Company and the loss from discontinued operations attributable to the decision to sell Britches.

During the third quarter of fiscal 1995, NordicTrack's sales increased by $4.1 million to $146.6 million, or 2.9%, over the third quarter of fiscal 1994 due to higher retail sales. Nordic Advantage's retail sales increased by $15.0 million, or 27.9%, from $53.8 million in the third quarter of fiscal 1994 to $68.8 million in the third quarter of fiscal 1995. Nordic Advantage's comparable store sales decreased 18.9% and 14.3% during the third quarter and first nine months of fiscal 1995, respectively. NordicTrack's direct response sales decreased by $10.9 million during the third quarter of fiscal 1995 to $77.8 million, or 12.3%, over the third quarter of fiscal 1994. During the first nine months of fiscal 1995, NordicTrack's sales increased by $46.8 million to $426.3 million, or 12.3%, over the first nine months of fiscal 1994. Nordic Advantage's retail sales increased $45.2 million, or 31.3%, from $144.5 million in the first nine months of fiscal 1994 to $189.7 million in the first nine months of fiscal 1995. During the first nine months of fiscal 1995, NordicTrack's direct response sales increased by $1.6 million to $236.6 million, or 0.7%, over the first nine months of fiscal 1994. The increase in retail sales at Nordic Advantage was due primarily to the opening of new stores. Nordic Advantage operated 114 stores at the end of the third quarter of fiscal 1995 compared to 75 stores at the end of the third quarter of fiscal 1994.

The Nature Company segment includes The Nature Company, Smith & Hawken and two early stage retail concepts, Hear Music and Scientific Revolution. During the third quarter of fiscal 1995, The Nature Company segment's sales decreased by $1.4 million, or 4.1%, to $32.9 million over the third quarter of fiscal 1994. The Nature Company segment's retail sales decreased by $0.6 million, or 2.2%, to $26.3 million compared to $26.9 million during the third quarter of fiscal 1994. The Nature Company segment's comparable store sales decreased 19.0% and 7.0% during the third quarter and first nine months of fiscal 1995, respectively. At the end of the third quarter of fiscal 1995, The Nature Company segment operated 146 stores compared to 131 stores at the end of the third quarter of fiscal 1994. During the third quarter of fiscal 1995, The Nature Company segment's mail order sales decreased by $0.8 million to $6.6 million, or 10.8%, compared to $7.4 million during the third quarter of fiscal 1994.

During the first nine months of fiscal 1995, The Nature Company segment's sales increased by $4.4 million to $161.4 million, or 2.8%, over the first nine months of fiscal 1994 due to the opening of new stores. The Nature Company segment's retail sales increased by $4.5 million, or 3.6%, to $128.2 million compared to $123.7 million in the first nine months of fiscal 1994 due to the opening of new stores. During the first nine months of fiscal 1995, The Nature Company segment's mail order sales decreased by $0.1 million, or 0.3%, to $33.2 million compared to $33.3 million during the first nine months of fiscal 1995.

The Company does not own any securities covered by Statement of Financial Accounting Standards ("SFAS") No. 115. Adoption of SFAS No. 119 would not have a material effect on the Company's consolidated financial statements.

Results of Discontinued Operations
- ----------------------------------

During the third quarter of fiscal 1995, Britches' sales increased by $1.4 million, or 6.6% to $22.7 million compared to $21.3 million during the third quarter of fiscal 1994. During the first nine months of fiscal 1995, Britches' sales increased $10.1 million, or 11.1% to $100.9 million compared to $90.8 million in the first nine months of fiscal 1994. Britches' comparable store sales decreased 9.4% and 7.0% during the third quarter and first nine months of fiscal 1995, respectively. The Company expects the negative trend in comparable store sales will continue.

The Company intends to fund Britches' seasonal requirements, capital expenditures and operating losses to the sale date. Cash proceeds from the sale of Britches may be used to paydown seasonal bank debt, fund the Company's continuing businesses or to purchase additional common stock or convertible debentures.

                          PART II:  OTHER INFORMATION

Item 1:      Legal Proceedings.

             Environmental Matters
             ---------------------

                 Note 4 of Notes to Consolidated Condensed Financial Statements
             in Item 1 of Part I hereof is hereby incorporated by reference for information concerning environmental matters.

             Litigation
             ----------

                 In October 1992, The Nature Company filed a lawsuit against
             Natural Wonders, Inc. in the United States District Court for the Northern District of California seeking damages and injunctive relief to remedy alleged false representations, intellectual property infringement and unfair competition by Natural Wonders. In November 1992, Natural Wonders responded by filing counterclaims against The Nature Company alleging unfair competition, interference with Natural Wonders' contractual relations and prospective business advantage in violation of state and federal antitrust laws, and seeking damages treble the amount to be proved at trial. This lawsuit was settled favorably during the third quarter of fiscal 1995.

                 On October 25, 1994, four stockholders, owning an aggregate of
             2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in the U.S. District Court for the District of Massachu-setts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleged that the Com-pany failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. On December 19, 1994, the defendants filed a motion to dismiss the complaint, and on April 7, 1995, the plaintiffs responded by filing an Amended Complaint which added an allegation that Messrs. Leighton and Tod violated the securities laws by selling CML stock in the spring of 1994. The Company believes the Amended Complaint is without merit and intends to vigorously contest the lawsuit. In April 1995, the defendants filed a motion which is currently pending before the Court to dismiss this lawsuit.

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

                                             CML GROUP, INC.
                                             ---------------
                                             (Registrant)

Date: June 13, 1995                          /s/Glenn E. Davis
      -------------                          -----------------
                                             Glenn E. Davis
                                             Vice President and Controller
                                             (Principal Accounting Officer)


                                 EXHIBIT INDEX

                                                                        Page No.
                                                                        -------

11       --      Statement Regarding Computation of Earnings Per Share    16

27       --      Financial Data Schedule                                  17

