Form 10-K
period 1995-07-31
CML GROUP INC
filed 1995-10-30
CIK 729576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934 (Fee required)

     FOR THE FISCAL YEAR ENDED JULY 31, 1995

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

     For the transition period from                 to
                                    ---------------    -----------------

     COMMISSION FILE NUMBER 0-12628

                                CML GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                                         04-2451745
(State or other jurisdiction of incorporation                 (I.R.S. Employer
             or organization)                                Identification No.)

524 MAIN STREET, ACTON, MASSACHUSETTS                                   01720
 (Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code               (508) 264-4155

Securities registered pursuant to Section 12(b) of the Act:

                                                                 Name of each exchange
            Title of each class                                    on which registered
            -------------------                                  ---------------------
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
                                               -----      ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K. [    ]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $295,806,194 based on the closing price of the Common Stock as reported on the New York Stock Exchange on October 18, 1995.

Number of shares of Common Stock outstanding as of October 18, 1995: 49,324,691 shares.

                               Page 1 of 48 Pages
                        Exhibit Index Begins at Page 41

                      Documents Incorporated by Reference


                                                                  Part of Report into
                  Documents                                       which Incorporated
                  ---------                                       -------------------
         Portions of Proxy Statement for the                    Items 10, 11, 12 & 13 of
         Annual Meeting of Stockholders to be                     Part III
         held December 1, 1995 to be filed with the
         Securities and Exchange Commission on
         or about November 2, 1995 pursuant to
         Reg. 240.14a-6(b) under the Securities
         Exchange Act of 1934.


                                     PART I

Item 1. Business
        --------

        CML Group, Inc. (the "Company" or "CML") was incorporated under the laws of the State of Delaware in 1969. Unless the context otherwise requires, the term "Company" as used herein includes CML and its subsidiaries.

        CML Group, Inc. is a specialty marketing company offering: (i) physical fitness and exercise equipment and other health-related products and (ii) nature-, gardening-, music- and science-related gifts and accessories. The Company markets its products primarily through direct response advertising in print and on television, through its mail order catalogs and through its own specialty retail stores and kiosks. At July 31, 1995, the Company operated 263 retail stores (excluding 113 stores operated by Britches of Georgetowne) and 90 mall kiosks and had proprietary mail order customer lists containing approximately 3 million names. The Company's principal specialty retailing operations are conducted under the trade names NordicTrack(R), NordicAdvantage(TM), The Nature Company(TM), Smith & Hawken(R) and Hear Music.

        As part of its strategy to focus its resources on businesses which have the greatest growth prospects and offer the greatest potential return on investment, the Company decided during fiscal 1995 to sell its men's apparel subsidiary, Britches of Georgetowne ("Britches"). Britches conducts its operations under the trade names Britches of Georgetowne(R) and Britches Great Outdoors(TM). Although the Company has retained an investment banking firm to assist in the sale of the subsidiary, no assurance can be given that a sale will occur. See Note 3 of Notes to Consolidated Financial Statements for additional information.

        On February 25, 1993, the Company acquired certain assets and assumed certain liabilities of the gardening business of Smith & Hawken, Ltd., a specialty retailer of gardening products and accessories located in Mill Valley, California. See Note 2 of Notes to Consolidated Financial Statements for additional information. During fiscal 1992, the Company decided to sell certain parts of its Britches for Women and Mason & Sullivan divisions and to liquidate the remaining assets and liabilities.

        CML's continuing operations consist of four subsidiaries operating in two industry segments: (i) NordicTrack designs, manufactures and markets high quality aerobic and anaerobic exercise equipment to consumers primarily through direct response advertising in print and on television, its own mail order catalogs and retail stores and kiosks operated by its wholly-owned subsidiary, NordicAdvantage and (ii) the Nature Company segment ("NC Segment") includes The Nature Company which markets a wide range of products that enhance observation, understanding and appreciation of nature through its own retail stores and catalogs; Smith & Hawken, a leading marketer of gardening tools, plants and accessories, acquired in February 1993; and an early stage retail concept, Hear Music that sells music-related merchandise through its own retail stores.

        Information on the Company's industry segments is presented in Note 11 - Industry Segments of Notes to Consolidated Financial Statements.

        For the fiscal year ended July 31, 1995, approximately 55.1% of the Company's total revenues from continuing operations were derived from retail stores and mall kiosks compared to approximately 49.7% in fiscal 1994 and 46.8% in fiscal 1993. In fiscal 1995, direct response and mail order sales accounted for approximately 44.9% of total revenues compared to 50.3% in fiscal 1994 and 53.2% in fiscal 1993.

NordicTrack
-----------

        NordicTrack designs, manufactures and markets high quality aerobic and anaerobic exercise equipment to consumers primarily through direct response advertising in print and on television and through its own mail order catalogs. NordicTrack also sells its products to its wholly-owned subsidiary, NordicAdvantage which operates specialty retail stores and kiosks located primarily in the United States and Canada. NordicTrack's products are designed to provide efficient, non-jarring exercise at home.

        NordicTrack's principal aerobic products consist of several models of cross country ski exercisers at prices ranging from $300 to $1,500, several models of a non-motorized treadmill product marketed under the WalkFit(TM) tradename at prices ranging from $400 to $600 and a rider product marketed under the NordicRider(TM) tradename at a price of $300. NordicTrack introduced its first cross country ski exerciser in 1976, the WalkFit treadmill in November 1993 and the NordicRider in October 1995. NordicTrack's cross country ski exercisers utilize a flywheel mechanism which, in conjunction with an upper body resistance mechanism, replicates the non-jarring motion of cross country skiing and provides a complete upper and lower body workout.

        NordicTrack's principal anaerobic product, the NordicFlex Gold(TM), was introduced in December 1991. The NordicFlex Gold, which sells for $800, incorporates a unique isokinetic resistance device which provides resistance in relation to the force exerted. The NordicFlex Gold provides users with the upper and lower body exercise needed to maintain strength, tone and flexibility, and allows the user to tailor an individual fitness program with 32 different exercises.

        During fiscal 1995, approximately 45.3% of NordicTrack's net sales was derived from NordicAdvantage's retail operations, and the remaining 54.7% was derived from its direct response and mail order operations. NordicAdvantage opened 26 retail stores during fiscal 1995 compared to 41 and 29 stores opened during fiscal 1994 and 1993, respectively. At the end of fiscal 1995, NordicAdvantage operated 114 stores compared to 88 stores at July 31, 1994 and 47 stores at July 31, 1993. NordicAdvantage plans to open approximately 20 stores during fiscal 1996. These stores, which vary in size from 936 to 4,303 square feet and average approximately 1,724 square feet in size, are generally located in high traffic urban and suburban malls in affluent areas and in discount outlet malls. A portion of NordicAdvantage's retail sales comes from seasonal kiosks which are open for only a portion of the year. The stores and kiosks have allowed NordicAdvantage to reach that portion of the fitness market which does not traditionally purchase by direct response or mail order.

        NordicTrack operates a retail store in Germany and a retail store, kiosk and marketing facility in the United Kingdom. To date, international sales have not been significant.

        NordicTrack's operations, including personnel, stores, purchasing, manufacturing, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other operations.

The Nature Company Segment
--------------------------

        The NC Segment includes The Nature Company which creates, sources and sells products that enhance the observation, understanding and appreciation of the natural world; Smith & Hawken, a leading marketer of gardening tools, plants and accessories, acquired in February 1993; and an early stage retail concept, Hear Music which sells music-related merchandise. The Nature Company's merchandise categories include books, gifts, children's educational toys, music, clothing, accessories, backyard and garden items, minerals, sculpture, posters, optics, paper products, instruments, nature video and audio tapes and CD-ROM's, and limited edition prints. Smith & Hawken's merchandise categories include garden furniture, gardening tools, plants, garden-related accessories, books, housewares and gifts and clothing. Hear Music sells a limited selection of compact discs and tapes targeted primarily at customers older than those targeted by most music stores.

        During fiscal 1995, approximately 78.8% of the NC Segment's sales was derived from its retail operations, and the remaining 21.2% was derived from its mail order operations. The NC Segment opened 15 stores during fiscal 1995 compared to 22 stores opened during fiscal 1994. At the end of fiscal 1995, the NC Segment operated 148 stores compared to 133 stores at the end of fiscal 1994. The segment's retail stores, which vary in size from 1,290 square feet to 7,649 square feet and average 3,032 square feet, are located in tourist festival marketplaces, high traffic urban and suburban malls in affluent areas and affluent main street areas in the United States and Canada and the United Kingdom. The NC Segment plans to open approximately 12 stores during fiscal 1996.

        The NC Segment mailed approximately 26 million catalogs during fiscal 1995 and generated $44.2 million in total mail-order revenues in fiscal 1995.

        The companies included in the NC Segment currently share real estate services, order processing services, fulfillment and distribution services and management information services and systems. The NC Segment's operations, including personnel, stores, purchasing, merchandising, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other industry segment.

Britches for Men
----------------

        During fiscal 1995, the Company decided to sell its men's apparel subsidiary, Britches of Georgetowne. Britches sells men's sportswear and casual outdoor clothing, designed for casual weekend living, through stores in urban and suburban locations primarily in the mid-Atlantic, the northeast, upper midwest and southeastern states and Washington, D.C. operating under the trade name Britches Great Outdoors ("BGO"). Britches also sells men's tailored professional clothing through stores concentrated in the mid-Atlantic and southeastern states and Washington, D.C. operating under the trade name Britches of Georgetowne ("BGT"). Merchandise sold by BGT consists primarily of tailored natural fiber suits, sport coats, trousers, shirts and neckties with traditional yet fashion-forward styling.

        BGO stores are located in university towns, high traffic malls and main street areas in affluent urban and suburban areas. BGO stores vary in size from 2,075 square feet to 7,254 square feet and average 3,506 square feet. Britches opened 16 new BGO stores during fiscal

1995 compared to 27 BGO stores opened during fiscal 1994. At the end of fiscal 1995, Britches operated 99 BGO stores compared to 83 stores at the end of fiscal 1994. The Company plans to open 3 BGO stores during fiscal 1996.

        BGT stores, which vary in size from 3,114 square feet to 7,536 square feet and average 5,111 square feet, are primarily located in major high traffic shopping malls and main street areas in affluent urban and suburban areas. Britches operated 14 BGT stores at July 31, 1995 and 1994. The Company does not plan to open or close any BGT stores during fiscal 1996.

        Britches' operations, including personnel, stores, purchasing, merchandising, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other operations.

Trade Names
-----------

The Company believes that the names under which it conducts its business are of significant value because they are established, well-known and respected.

        Shown below are the Company's principal trade names and trademarks and the estimated number of years in existence:

                      Principal Trade Names      Years in
                        and Trademarks           Existence
                      ---------------------      ---------
                      NordicTrack(R)              Over 18
                      NordicAdvantage, Inc. (TM)  Over 4
                      The Nature Company(TM)      Over 15
                      Smith & Hawken(R)           Over 10
                      Hear Music                  Over 4
                      Britches Great Outdoors(TM) Over 20
                      Britches of Georgetowne(R)  Over 25


Distribution
------------

        NordicTrack's products are manufactured principally at its Glencoe, Minnesota production facility and shipped from that facility to its direct response customers. NordicTrack also sells certain products to its wholly-owned subsidiary, NordicAdvantage, which resells the products through its retail stores and kiosks. The NC Segment's products are shipped by its suppliers to its distribution center in Florence, Kentucky and reshipped by the NC Segment to stock its retail stores and to fill its mail orders. Britches' products are shipped by its suppliers to its distribution center in Herndon, Virginia, from which Britches supplies its retail stores.

Suppliers
---------

        The Company has many domestic and foreign suppliers, none of which accounts for more than 10% of its purchases. Generally, the Company is not dependent upon any single source for any raw materials or items of merchandise. Each specialty retailing operation generally contracts with one or more printers and paper suppliers for its direct response and mail order catalogs.

Manufacturing
-------------

        The Company's principal manufacturing activity consists of the production of NordicTrack physical fitness exercise equipment, primarily at two facilities comprising approximately 345,000 square feet located in the cities of Glencoe and Belle Plaine, Minnesota. The materials required for the Company's manufacturing operations are generally available from a wide variety of suppliers.

Competition
-----------

        The markets in which the Company is engaged are highly competitive.

        NordicTrack competes with several companies which design, manufacture and distribute physical fitness and exercise equipment, including ICON, Inc., Road Master Industries, Inc., Diversified Products Corp., Health Rider, Inc., Soloflex, Inc. and Consumer Direct, Inc. During the past five years, NordicTrack's competitors have introduced several new and competitive products at competitive prices.

        Many of the competitors of The Nature Company, Smith & Hawken and Hear Music are larger companies with greater financial resources, a greater selection of merchandise and nationwide distribution, including a large number and wide variety of specialty retail stores, discount stores and department stores. The Nature Company primarily competes with Natural Wonders, Inc., a large specialty retailer located in the San Francisco Bay Area with retail stores throughout the United States and with smaller specialty retailers in local markets selling clothing, educational toys for children, books, posters and other similar items. In addition, The Nature Company competes with other companies with mail order catalogs and retail stores that sell items similar to those sold by The Nature Company. These competitors include department stores, book stores, jewelry stores, clothing stores and outdoor stores.

        Smith & Hawken competes with mail order catalogs which sell gardening-related merchandise such as Gardener's Eden, David Kay, Calyx & Corolla and Gardener's Supply. Smith & Hawken also competes with independent garden stores and plant nurseries in towns and cities throughout the United States.

        Hear Music competes with larger companies selling pre-recorded music on compact discs and tapes which have greater financial resources, a greater selection of merchandise and nationwide distribution. Hear Music also competes with smaller local and regional music stores.

        The men's tailored professional clothing and sportswear and casual wear businesses are highly competitive. BGT and BGO compete with larger companies with greater financial resources, a greater selection of merchandise and nationwide distribution. BGT's competitors include but are not limited to Nordstrom and Brooks Brothers. BGO's competitors include but are not limited to Eddie Bauer, L.L. Bean, J. Crew, The Gap, Banana Republic, Structure,

Abercrombie and Fitch and Land's End. BGT and BGO also compete with smaller, generally regional specialty stores.

        Competition in the direct response and mail order business has intensified in recent years due to increases in the number of competitors, the number of catalogs mailed and the number of competitors using direct response advertisements in both print and television media.

Seasonality
-----------

        The Company's businesses are seasonal with significant amounts of retail sales in the second and third fiscal quarters. The following table shows the approximate percentage of consolidated sales from continuing operations in each quarter of fiscal 1995:

                                              Percentage
                        Fiscal Quarter Ended   of Sales
                        --------------------   --------
                          October                18%
                          January                39%
                          April                  25%
                          July                   18%
                                                ----
                                   Total        100%
                                                ====

Working Capital Requirements
----------------------------

        Inventory purchases represent the most significant use of working capital. The Company believes that its working capital requirements follow the seasonal patterns of other companies operating within its industry segments. Inventory represented approximately 42% and 52% of the Company's working capital assets, excluding cash and cash equivalents and net assets of business held for sale, at July 31, 1995 and 1994, respectively. Inventory purchases are based on future anticipated sales and typically reach their highest levels of the year in the fall in anticipation of the Christmas holiday season.

Backlog, Contracts and Research
-------------------------------

        Backlog is not a significant factor in the Company's business.

        The Company does not have any material contracts which are subject to renegotiation. The Company's research and development activities primarily consist of the design and development of new products and the improvement of existing products at NordicTrack, The Nature Company and Smith & Hawken.

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

        The EPA expended approximately $1.4 million for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has begun to implement the groundwater phase of the cleanup, which the EPA originally estimated would cost approximately $4.0 million.

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

Employees
---------

        During fiscal 1995, the Company employed, on average, approximately 6,800 people, including full-time, part-time and seasonal employees. The Company from time to time employs a large number of part-time employees because of the seasonality of the Company's sales. The Company considers its employee relations to be good.

Foreign and Domestic Operations
-------------------------------

        To date, international sales, licensing revenues and export sales have accounted for less than five percent of the Company's total annual sales. The Company's NordicTrack subsidiary operates a retail store in Germany and a retail store, kiosk and marketing facility in the United Kingdom. The Nature Company has licensed the right to use its name and trademarks and generally to copy its design concept, trade dress and merchandise to a licensee in Japan. At July 31, 1995, the Japanese licensee operated 11 retail stores.

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

        Shown below is a summary of the Company's principal facilities at July
31, 1995, excluding Britches of Georgetowne.

                                                 Square Feet
                                         -----------------------------
                                          Owned    Leased      Total
                                         ------- ----------- ---------
         Distribution Facilities
             for Direct Response, Mail
             Order and Retail Operations  85,500     421,500   507,000
         Retail Selling Space              8,958     648,027   656,985
         Manufacturing Space             206,500      45,000   251,500
         Office and Administrative
             Space                       226,500      85,000   311,500
                                         -------   --------- ---------
               Total                     527,458   1,199,527 1,726,985
                                         =======   ========= =========

        The leases covering the Company's distribution and manufacturing facilities expire at various dates over the next 15 years. Most of the retail store leases have initial terms ranging from five to ten years, with options to renew in certain cases. Retail store leases generally provide for a minimum or base rent; additional expenses for common area maintenance charges and additional rent calculated as a percentage of sales in excess of specified levels. Rental expense under all leases for fiscal 1995 was approximately $47.4 million. For additional information regarding the Company's lease obligations, see Note 8- Commitments and Contingencies of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings
        -----------------

        In May 1994, ICON, Inc. commenced a civil suit against NordicTrack in the United States District Court for the District of Utah alleging infringement of three patents of ICON, Inc. arising out of NordicTrack's design of its WalkFit treadmill and certain other similar products. Discovery is nearly complete and NordicTrack's motion for summary judgement is currently pending before the court.

        In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. This case is still in the discovery stage. The results of an arbitration hearing scheduled for early December 1995 in Chicago, Illinois will be binding on both parties.

        While the Company believes it has meritorious defenses, no assurance can be given of a favorable outcome in either the ICON lawsuit or the Wilkinson claim. An unfavorable outcome in both matters could have a material adverse effect on the Company's financial condition. An unfavorable decision in either matter could also adversely affect the operating results for the period or periods in which such decision occurs.

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

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1995.

Executive Officers of the Company
---------------------------------

        The executive officers of the Company are as follows:

       Name         Age                            Position
       ----         ---                            --------
Charles M. Leighton 60  Chairman of the Board of Directors and Chief Executive Officer
G. Robert Tod       56  President, Chief Operating Officer and Director
Robert J. Samuelson 42  Senior Vice President, Chief Financial Officer
Glenn E. Davis      41  Vice President and Controller

        Mr. Leighton, a founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer since the incorporation of the Company in 1969. Mr. Leighton is a director of The New England and New England Investment Companies, Inc.

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

                          Fiscal 1995              Fiscal 1994
                          -----------              -----------
       Quarter           High      Low           High        Low
       -------           ----      ---           ----        ---
        First           $11.88    $8.88         $32.38      $19.33
        Second           11.38     9.50          32.12       16.75
        Third            10.75     7.00          22.50       13.50
        Fourth            9.12     7.00          15.12        8.50

        The Company declared cash dividends of $0.09 and $0.08 per share on its Common Stock during fiscal 1995 and fiscal 1994, respectively.

        The number of shareholders of record of the Company's Common Stock as of October 6, 1994 was 6,032.

Item 6.  Selected Financial Data
         -----------------------
(in thousands, except per share data)
                                                Year Ended July 31,
                                               ---------------------
                                         1995      1994       1993     1992     1991
                                      --------   --------   -------- -------- --------
Net sales                             $712,613   $655,791   $539,992 $386,646 $229,529
Income from continuing
  operations before extra-
  ordinary gain and cumulative
  effect of accounting change           15,906     50,563     56,072   41,408   21,812
Income per share from
  continuing operations before extra-
  ordinary gain and cumulative
  effect of accounting change             0.32       0.98       1.07     0.80     0.49
Cash dividends declared per share         0.09       0.08       0.06     0.03       --
Working capital                        116,533    103,742    101,191   26,456   16,923
Total assets                           340,081    384,663    340,171  218,806  163,734
Noncurrent liabilities                  69,021     84,356     80,719   25,431   72,462
Stockholders' equity                   188,552    219,237    184,250  130,017   49,678

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
        ---------------------------------------------------------------

INTRODUCTION

     During 1995, in order to focus its resources on businesses which offer the greatest growth prospects and highest rates of return on investment, the Company decided to sell its Britches of Georgetowne subsidiary ("Britches") and has accounted for Britches as a discontinued operation in the accompanying consolidated financial statements. The Company's continuing operations encompass two industry segments: (i) NordicTrack markets physical fitness and exercise equipment and other health-related products through direct response advertising in print and on television and through specialty stores and kiosks operated by its wholly-owned subsidiary, NordicAdvantage and (ii) The Nature Company segment includes The Nature Company which markets a wide range of products through catalogs and its own retail stores that enhance the observation, understanding and appreciation of nature; Smith & Hawken, a leading marketer of gardening tools, plants and accessories, acquired in February 1993; and Hear Music, an early stage retail concept that sells music-related merchandise. Industry segment information is presented in Note 11 of Notes to Consolidated Financial Statements.

RESULTS OF CONTINUING OPERATIONS - FISCAL 1995 AND 1994

     CML Consolidated
     Net sales increased by $56.8 million to $712.6 million, or 8.7% over 1994. Income from continuing operations was $15.9 million in 1995 compared to $50.6 million in 1994, a decrease of 68.5%.

     Retail store sales increased by $66.9 million to $392.9 million, or 20.5%, over 1994. The increase in retail store sales was primarily attributable to new stores at NordicAdvantage, Smith & Hawken and Hear Music. During 1995, NordicAdvantage, The Nature Company, Smith & Hawken and Hear Music opened 26, 1, 9 and 5 new stores, respectively. The percentage of the Company's total sales derived from retail store sales increased to 55.1% in 1995 from 49.7% in 1994 primarily due to the opening of new retail stores.

     Direct response and mail order sales in 1995 decreased $10.1 million, or 3.1% , over the prior year to $319.7 million. The decrease in direct response and mail order sales was primarily attributable to lower direct response sales at NordicTrack partially offset by higher mail order sales within The Nature Company segment.

     The Company expects future sales growth will primarily result from a growth in retail sales due to the opening of NordicAdvantage and Smith & Hawken stores. The Company's international operations were not significant during 1995 and are not expected to be significant for the next several years.

     Cost of goods sold increased as a percentage of sales from 35.9% in 1994 to 39.8% in 1995. Selling, general and administrative expenses increased as a percentage of sales from 51.8% in 1994 to 56.5% in 1995. The increase in cost of goods sold as a percentage of sales was primarily due to the re-design or discontinuation of certain unprofitable products and writedowns of related surplus and obsolete inventories, high refurbishment costs resulting from the increased returns of a treadmill product introduced during 1995 and higher markdowns recorded by The Nature Company segment as part of a strategy to re-merchandise The Nature Company concept.

     The increase in selling, general and administrative expenses as a percentage of sales was primarily due to higher direct marketing expenses and reduced advertising efficiencies at NordicTrack, fixed costs at stores which experienced a decrease in comparable store sales during 1995 and costs resulting from organizational changes at NordicTrack and The Nature Company.

     Interest expense decreased to $1.1 million, or 0.2% of sales, in 1995 compared to interest expense of $2.0 million, or 0.3% of sales in 1994. The decrease in interest expense was due primarily to higher interest expense attributable to Britches which has been accounted for as a discontinued operation in the accompanying consolidated financial statements. The provision for income taxes increased as a percentage of pretax income from 36.1% in 1994 to 37.4% in 1995.

     NordicTrack
     Net sales increased from $455.6 million in 1994 to $504.1 million in 1995, or 10.6%. Retail store and kiosk sales increased $59.8 million, or 35.4%, to $228.6 million in 1995 compared to $168.8 million in 1994. Direct response and mail order sales decreased $11.3 million, or 3.9%, to $275.5 million in 1995 from $286.8 million in 1994. The increase in retail sales was primarily due to 26 new retail stores opened during 1995 and a greater number of kiosks. Comparable store sales decreased by 12.3% during 1995. During 1995, NordicTrack accounted for approximately 70.7% and over 100.0% of the Company's consolidated sales and operating income from continuing operations before corporate expenses, respectively. In 1994, approximately 69.5% of the Company's consolidated sales and 95.9% of the Company's consolidated operating income before corporate expenses were attributable to NordicTrack.

     NordicTrack's gross margin decreased to 64.9% in 1995 from 69.0% in 1994 primarily due to the re-design or discontinuation of certain unprofitable products and writedowns of related surplus and obsolete inventories and higher refurbishment costs resulting from increased returns of a treadmill product introduced during 1995. Selling, general and administrative expenses increased as a percentage of sales from 50.4% in 1994 to 55.7% in 1995 primarily due to higher direct marketing expenses, reduced advertising efficiencies, fixed costs at stores which experienced a decrease in comparable store sales during 1995 and costs resulting from organizational changes.

     NordicTrack's operating income decreased $38.5 million, or 45.4%, to $46.3 million in 1995 from $84.8 million in 1994. Operating income decreased as a percentage of sales from 18.6% in 1994 to 9.2% in 1995 due to lower gross margins and higher selling, general and administrative expenses.

     NordicTrack expects to continue opening new stores and developing and marketing new physical fitness exercise equipment and other related products. NordicTrack expects to spend approximately $14.0 million in 1996 for new retail stores and additional equipment for its manufacturing, distribution and telemarketing facilities. The Company believes that new stores opened in 1996 will, on average, contribute positively in 1996 and future years.

     The Nature Company Segment
     Net sales increased by 4.1% from $200.2 million in 1994 to $208.5 million in 1995 due to the opening of 15 new retail stores. Retail store sales increased $7.1 million, or 4.5%, to $164.3 million in 1995 compared to $157.2 million in 1994. Mail order sales increased $1.2 million to $44.2 million, or 2.8%, from $43.0 million in 1994 due to an increase in mail order sales at Smith & Hawken. Comparable store sales for The Nature Company segment decreased 7.5% during 1995.

     The Nature Company segment's gross margin decreased to 48.9% in 1995 from 53.2% in 1994 due to higher markdowns resulting from a strategy to re-merchandise The Nature Company concept. The Nature Company segment's selling, general and administrative expenses increased as a percentage of sales from 51.4% in 1994 to 55.2% in 1995 primarily due to fixed costs at stores which experienced a decrease in comparable store sales during 1995 and costs resulting from organizational changes at The Nature Company. The Nature Company segment incurred an operating loss of $13.2 million during 1995 compared with operating income of $3.6 million in 1994. The decrease in operating income was attributable primarily to lower gross margins and higher selling, general and administrative expenses.

     The Nature Company and Smith & Hawken expect to continue developing and marketing proprietary products. The Company also plans to continue testing its music and science concepts which are not expected to contribute significantly to the Company's overall results of operations for the next several years. The Nature Company segment expects to spend approximately $14.5 million in 1996 for new retail stores and additional equipment for its data processing, distribution and telemarketing facilities. The Company believes that new stores opened in 1996 will, on average, contribute positively in 1996 and future years.

RESULTS OF CONTINUING OPERATIONS - FISCAL 1994 AND 1993

     CML Consolidated
     Net sales increased by $115.8 million to $655.8 million, or 21.4% over 1993. Income from continuing operations was $50.6 million in 1994 compared to $56.1 million in 1993, a decrease of 9.8%.

     Retail store sales in 1994 increased $73.1 million, or 28.9%, over 1993 to $326.0 million. The increase in retail store sales was attributable to new stores at NordicAdvantage and The Nature Company segment. During 1994, NordicTrack and The Nature Company segment opened 41 and 22 new stores, respectively.

     Direct response and mail order sales in 1994 increased $42.7 million, or 14.9%, over the prior year to $329.8 million. The increase in direct response and mail order sales was primarily attributable to higher direct response sales at NordicTrack and mail order sales at Smith & Hawken, acquired in February 1993. The percentage of the Company's total sales derived from direct response and mail order decreased to 50.3% in 1994 from 53.2% in 1993.

     Cost of goods sold decreased as a percentage of sales to 35.9% in 1994 from 36.9% in 1993. Selling, general and administrative expenses increased as a percentage of sales from 45.6% in 1993 to 51.8% in 1994. The decrease in cost of goods sold as a percentage of sales was primarily due to improved manufacturing efficiencies at NordicTrack and higher initial markons at The Nature Company. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to higher advertising expenses at NordicTrack and lower sales at stores open more than a year.

     Interest expense increased $0.8 million, or 66.7%, from 1993 to $2.0 million in 1994 primarily due to the inclusion for an entire year of interest on the $57.5 million of 5-1/2% convertible subordinated debentures which were issued during 1993. Interest expense increased from 0.2% of sales in 1993 to 0.3% of sales in 1994. The provision for income taxes decreased as a percentage of pretax income from 39.8% in 1993 to 36.1% in 1994 primarily due to the carrryback to prior years of capital losses.

     NordicTrack
     Net sales increased from $377.8 million in 1993 to $455.6 million in 1994, or 20.6%. Retail store and kiosk sales increased $51.0 million, or 43.3%, to $168.8 million in 1994 compared to $117.8 million in 1993. Direct response and mail order sales increased $26.8 million or 10.3% to $286.8 million in 1994 from $260.0 million in 1993. The increase in retail sales was primarily due to the opening of 41 retail stores. Comparable store sales increased by 0.9% during 1994. In 1993, approximately 70.0% of the Company's consolidated sales and approximately 94.2% of the Company's consolidated operating income before corporate expenses were attributable to NordicTrack.

     NordicTrack's gross margin increased to 69.0% in 1994 from 68.3% in 1993 primarily due to increased manufacturing efficiencies and higher sales of established products. Selling, general and administrative expenses increased as a percentage of sales from 41.8% in 1993 to 50.4% in 1994 primarily due to higher advertising and other marketing expenses and costs associated with settlement of a lawsuit. Operating income decreased $15.4 million or 15.4% to $84.8 million in 1994 from $100.2 million in 1993. Operating income decreased as a percentage of sales from 26.5% in 1993 to 18.6% in 1994 due primarily to higher selling, general and administrative expenses.

     NordicTrack spent approximately $22.7 million on capital expenditures during 1994 primarily for new retail stores and additional manufacturing, distribution and telemarketing facilities and related equipment.

     The Nature Company Segment
     Net sales increased by 23.4% from $162.2 million in 1993 to $200.2 million in 1994 primarily due to the opening of 22 new retail stores and the inclusion of Smith & Hawken, acquired in February 1993, for an entire year. Retail store sales increased $22.0 million or 16.3% to $157.2 million in 1994 compared to $135.2 million in 1993. Mail order sales increased $16.0 million to $43.0 million in 1994 from $27.0 million in 1993 primarily due to the inclusion of Smith & Hawken for an entire year. Comparable store sales decreased by 4.7% during 1994.

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

        The Nature Company segment spent approximately $23.3 million on capital expenditures during 1994 primarily for new retail stores and data processing facilities and related equipment.

LIQUIDITY

     Cash Flows from Operating Activities
     The Company has used internally generated funds, bank borrowings and proceeds from the sale of securities to finance its operations and growth. In 1995, net cash provided by operating activities was $30.6 million compared with $45.5 million in 1994 and $70.9 million in 1993. The decrease in 1995 was primarily due to lower operating results partially offset by higher depreciation and amortization. Depreciation and amortization has increased from $18.8 million in 1993 to $24.2 million in 1994 to $30.7 million in 1995 primarily as a result of the Company's investment in additional retail stores, manufacturing, distribution and data processing facilities. The loss on disposal of property, plant and equipment during 1995 of $4.5 million was primarily due to dispositions of equipment at NordicTrack and Britches. The Company's investment in working capital decreased $8.4 million in 1995 (before accounting for Britches as a discontinued operation) after increasing $34.7 million and $8.5 million in 1994 and 1993, respectively.

     Cash Flows from Investing Activities
     In 1995, net cash used in investing activities was $36.3 million compared with $61.0 million in 1994 and $59.6 million in 1993.

     Capital expenditures funded by the Company's operations were $36.3 million in 1995, $61.1 million in 1994 and $44.4 million in 1993. NordicTrack and The Nature Company segment spent approximately $11.9 million and $16.2 million, respectively, on capital expenditures during 1995 primarily for new retail stores and additional telemarketing and data processing facilities and related equipment.

     In February 1993, the Company acquired certain assets and assumed certain liabilities of the gardening business of Smith & Hawken, Ltd. for a net cash purchase price of $15.1 million.

     Cash Flows from Financing Activities
     The Company used $14.9 million and $19.6 million of cash for financing activities in 1995 and 1994, respectively, and generated $49.2 million of cash from financing activities in 1993. At July 31, 1995, $10.0 million was borrowed under the Company's revolving credit agreement to finance seasonal working capital requirements. The Company repurchased $8.4 million, $16.3 million and $4.4 million of its common stock in 1995, 1994 and 1993, respectively. During 1995, the Company spent $12.0 million to repurchase a portion of the $57.5 million of 5-1/2% convertible subordinated debentures which it issued during 1993. The Company repaid $1.2 million of an economic development loan during 1995. In addition, the Company increased the dividends paid on its common stock from $2.7 million in 1993 to $4.0 million in 1994 and $4.2 million in 1995.

     Capital Resources
     During 1995, the Company amended its revolving credit agreement. The new agreement which expires July 31, 1997, provides for a revolving credit of $100.0 million through December 29, 1995 and $70.0 million thereafter. The agreement also provides for a reduction in the revolving credit commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or the issuance of subordinated debt or equity securities. The Company believes a sale of its Britches subsidiary would have a positive effect on the Company's capital resources. At July 31, 1995, letters of credit totalling $19.8 million and advances totalling $10.0 million were outstanding under the agreement. Total bank borrowings averaged $4.1 million during 1995 and $8.0 million during 1993. The Company did not borrow under the revolving credit agreement during 1994. See Note 4 of Notes to Consolidated Financial Statements for additional information on long-term debt.

     The Company believes that internally generated funds, available bank lines of credit and proceeds from the sale of certain assets, including Britches, will be sufficient to meet its current and long-term operating needs and anticipated capital expenditures.

     Inflation has not had a significant effect on the Company's operations.

     The Company is involved in various legal proceedings and claims and two former subsidiaries of the Company are involved in two separate environmental matters. See Note 8 of Notes to Consolidated Financial Statements for additional information on commitments and contingencies.

     The Company plans to adopt Statement of Financial Accounting Standard ("SFAS") No. 121 in 1996. The Company does not expect SFAS No. 121 will have a significant effect on its consolidated financial statements.

Item 8.  Financial Statements and Supplementary Data.
         --------------------------------------------

         See Index to the Company's Financial Statements and the accompanying financial statements, notes and schedules which are filed as part of this Form 10-K following the signature page.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
         ---------------------------------------------------------------

         Not applicable.



                                    PART III


Item 10. Directors and Executive Officers of the Registrant.
         ---------------------------------------------------

         The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 1, 1995 (the "1995 Proxy Statement") at "Election of Directors."

Item 11. Executive Compensation.
         -----------------------

         The response to this item is incorporated herein by reference to the Company's 1995 Proxy Statement at "Election of Directors,""Compensation Committee Report on Executive Compensation,""Compensation Committee Interlocks and Insider Participation,""Summary Compensation,""Stock Option
Grants,""Year-End Option Table" and "Comparative Stock Performance."

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

         The response to this item is incorporated herein by reference to the Company's 1995 Proxy Statement at "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions.
         -----------------------------------------------

         The response to this item is incorporated herein by reference to the Company's 1995 Proxy Statement at "Election of Directors -- Certain Transactions."

                                    PART IV


Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
         -----------------------------------------------------------------

         (a) Documents filed as a part of this Form 10-K.
             --------------------------------------------

             1. FINANCIAL STATEMENTS. The Financial Statements listed in the Index to Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.


             2. FINANCIAL STATEMENT SCHEDULE. The Financial Statement Schedule listed in the Index to Financial Statements and Financial Statement Schedule is filed as part of this Annual Report on Form 10-K.


             3. EXHIBITS. The Exhibits listed in the Exhibit Index immediately preceding such Exhibits are filed as part of this Annual
                 Report on Form 10-K.

         (b) Reports on Form 8-K.
             --------------------

             None.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CML GROUP, INC.

                                By:   /s/Charles M. Leighton
                                      ------------------------------------
                                      Charles M. Leighton
                                      Chairman and Chief Executive Officer

                                Date: October 30, 1995
                                      ------------------------------------

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                      Title                              Date
----------------------  -------------------------------      --------------------
                        Chairman of the Board of             )
                        Directors and Chief Executive        )
/s/Charles M. Leighton  Officer (Principal Executive         )
----------------------- Officer)                             )
Charles M. Leighton                                          )
                                                             )
                        Senior Vice President and            )
/s/Robert J. Samuelson  Chief Financial Officer              )
----------------------- (Principal Financial Officer)        )
Robert J. Samuelson                                          )
                                                             )
/s/Glenn E. Davis       Vice President and Controller        )
----------------------- (Principal Accounting Officer)       )
Glenn E. Davis                                               )
                                                             )
/s/G. Robert Tod        President, Chief Operating           )   October 30, 1995
----------------------- Officer and Director                 )
G. Robert Tod                                                )
                                                             )
/s/Howard H. Callaway   Director                             )
-----------------------                                      )
Howard H. Callaway                                           )
                                                             )
                        Director                             )
-----------------------                                      )
Thomas H. Lenagh                                             )
                                                             )
/s/Homer L. Luther, Jr. Director                             )
-----------------------                                      )
Homer L. Luther, Jr.                                         )
                                                             )
                        Director                             )
-----------------------                                      )
Roy W. Menninger, MD                                         )
                                                             )
/s/Alison Taunton-Rigby Director                             )
-----------------------                                      )
Alison Taunton-Rigby                                         )
                                                             )
/s/Lauren M. Tyler      Director                             )
-----------------------                                      )
Lauren M. Tyler                                              )
                                                             )
/s/Ralph F. Verni       Director                             )
-----------------------                                      )
Ralph F. Verni                                               )

                         INDEX TO FINANCIAL STATEMENTS,
                               SUPPLEMENTARY DATA
                                      AND
                          FINANCIAL STATEMENT SCHEDULE
                                       OF
                                CML GROUP, INC.


                                                                       Page No.
                                                                       --------
Financial Statements:
   Independent Auditors' Report                                            23

   Consolidated Statements of Operations - Years Ended
        July 31, 1995, 1994 and 1993                                       24

   Consolidated Balance Sheets - July 31, 1995
        and July 31, 1994                                               25-26

   Consolidated Statements of Cash Flows -
        Years Ended July 31, 1995, 1994 and 1993                        27-28

   Consolidated Statements of Changes in
        Stockholders' Equity - Years Ended July 31,
        1995, 1994 and 1993                                                29

   Notes to Consolidated Financial Statements                           30-38

Supplementary Data:
   Selected Quarterly Financial Data                                       39

Financial Statement Schedule:
   Schedule II - Valuation and Qualifying Accounts                         40


All other schedules are omitted because they are either not applicable or the required information is included in the financial statements or notes thereto.

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------

To the Stockholders and Directors of CML Group, Inc.:

We have audited the accompanying consolidated balance sheets of CML Group, Inc. and its subsidiaries as of July 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the management of CML Group, Inc. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CML Group, Inc. and its subsidiaries at July 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 27, 1995

CML Group, Inc. and Subsidiaries
Consolidated Statements of Operations
                                                                                    Year Ended July 31,
--------------------------------------------------------------------------------------------------------------------
                                                                            1995                1994            1993
--------------------------------------------------------------------------------------------------------------------
Net sales                                                           $712,613,000        $655,791,000    $539,992,000
--------------------------------------------------------------------------------------------------------------------
Less costs and expenses:
  Cost of goods sold                                                 283,338,000         235,247,000     199,380,000
  Selling, general and administrative expenses                       402,732,000         339,420,000     246,200,000
  Interest expense                                                     1,134,000           1,995,000       1,239,000
--------------------------------------------------------------------------------------------------------------------
                                                                     687,204,000         576,662,000     446,819,000
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes
  and extraordinary gain                                              25,409,000          79,129,000      93,173,000
Provision for income taxes (Note 6)                                    9,503,000          28,566,000      37,101,000
--------------------------------------------------------------------------------------------------------------------
Income from continuing operations before extraordinary gain           15,906,000          50,563,000      56,072,000
--------------------------------------------------------------------------------------------------------------------
Income (loss) from discontinued operations (Note 3):
  Income (loss) from operations, net of income taxes                  (1,346,000)          1,156,000       1,861,000
  Provision for loss on disposal of discontinued operations,
     net of income tax benefit                                       (35,678,000)                 --              --
--------------------------------------------------------------------------------------------------------------------
                                                                     (37,024,000)          1,156,000       1,861,000
--------------------------------------------------------------------------------------------------------------------
Income (loss) before extraordinary gain                              (21,118,000)         51,719,000      57,933,000
Extraordinary gain, net of income taxes of $1,313,000 (Note 5)         2,198,000                  --              --
--------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                   $(18,920,000)       $ 51,719,000    $ 57,933,000
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share (Note 1):
  Income from continuing operations
     before extraordinary gain
        Primary                                                            $0.32               $0.98           $1.08
        Fully diluted                                                      $0.32               $0.98           $1.07
  Income (loss) before extraordinary gain
        Primary                                                           $(0.42)              $1.00           $1.11
        Fully diluted                                                     $(0.42)              $1.00           $1.11
  Net income (loss)
        Primary                                                           $(0.38)              $1.00           $1.11
        Fully diluted                                                     $(0.38)              $1.00           $1.11
--------------------------------------------------------------------------------------------------------------------
Weighted average number of shares                                     50,381,718          51,590,758      51,995,494
--------------------------------------------------------------------------------------------------------------------

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                                                July 31,
---------------------------------------------------------------------------------------------------
Assets                                                                      1995               1994
---------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                           $  8,338,000       $ 28,929,000
Accounts receivable - trade, less allowance for
  doubtful accounts of $2,141,000 in 1995 and
  $1,402,000 in 1994                                                  51,949,000         42,075,000
Prepaid income taxes (Notes 1 and 6)                                   8,710,000          6,688,000
Inventories (Note 1):
  Raw materials                                                       12,970,000         12,617,000
  Work in process                                                      3,096,000          3,552,000
  Finished goods                                                      49,378,000         64,564,000
---------------------------------------------------------------------------------------------------
Total inventories                                                     65,444,000         80,733,000
Other current assets (Note 1)                                         30,286,000         26,387,000
Net assets of business held for sale (Note 3)                         34,314,000                 --
---------------------------------------------------------------------------------------------------
Total current assets                                                 199,041,000        184,812,000
---------------------------------------------------------------------------------------------------
Property, plant and equipment
  (Notes 1 and 8):
  Land and buildings                                                  19,865,000         20,172,000
  Machinery and equipment                                             77,522,000         79,228,000
  Leasehold improvements                                              80,710,000        113,910,000
---------------------------------------------------------------------------------------------------
                                                                     178,097,000        213,310,000
  Less accumulated depreciation                                       65,057,000         65,705,000
---------------------------------------------------------------------------------------------------
Property, plant and equipment, net                                   113,040,000        147,605,000
---------------------------------------------------------------------------------------------------
Goodwill (Notes 1 and 2)                                              12,521,000         34,889,000
Other assets                                                          15,479,000         17,357,000
---------------------------------------------------------------------------------------------------
                                                                    $340,081,000       $384,663,000
===================================================================================================

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Balance Sheets
                                                                                  July 31,
-----------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity                                        1995                1994
-----------------------------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt (Note 4)                          $    203,000        $    226,000
Accounts payable                                                      35,156,000          33,868,000
Accrued compensation                                                   6,905,000           8,423,000
Accrued advertising                                                    4,381,000           5,302,000
Accrued sales returns                                                  4,572,000           3,161,000
Accrued income taxes (Note 6)                                          1,892,000             483,000
Other accrued expenses                                                29,399,000          29,607,000
-----------------------------------------------------------------------------------------------------
Total current liabilities                                             82,508,000          81,070,000
-----------------------------------------------------------------------------------------------------
Noncurrent liabilities:
Long-term debt (Note 4)                                               10,082,000           1,292,000
Convertible subordinated debentures (Note 5)                          41,593,000          57,500,000
Other noncurrent liabilities (Note 8)                                 17,346,000          25,564,000
-----------------------------------------------------------------------------------------------------
Total noncurrent liabilities                                          69,021,000          84,356,000
-----------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 8)
-----------------------------------------------------------------------------------------------------
Stockholders' equity (Notes 1, 7 and 9):
Common stock par value $.10 per share
  Authorized - 120,000,000 shares
  Issued - 52,076,674 shares in 1995 and 51,851,180 shares in 1994     5,207,000           5,185,000
Additional paid-in capital                                            79,805,000          78,736,000
Retained earnings                                                    140,444,000         163,825,000
-----------------------------------------------------------------------------------------------------
                                                                     225,456,000         247,746,000
Less treasury stock, at cost, 2,797,791 shares in 1995
  and 1,865,941 shares in 1994                                        36,904,000          28,509,000
-----------------------------------------------------------------------------------------------------
                                                                     188,552,000         219,237,000
-----------------------------------------------------------------------------------------------------
                                                                    $340,081,000        $384,663,000
=====================================================================================================

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
                                                                                Year Ended July 31,
------------------------------------------------------------------------------------------------------------
                                                                           1995          1994          1993
------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
  Net income (loss)                                                $(18,920,000) $ 51,719,000   $57,933,000
------------------------------------------------------------------------------------------------------------
  Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
     Gain on acquisition of convertible subordinated debentures      (3,511,000)           --            --
     Depreciation and amortization                                   30,723,000    24,156,000    18,777,000
     Provision for doubtful notes receivable                                 --            --       650,000
     Restructuring charges                                                   --            --    (1,000,000)
     Provision for loss on disposal of discontinued operations       40,988,000            --            --
     Loss on disposal of property, plant and equipment                4,475,000     2,864,000     2,617,000
     Writeoff of goodwill                                                    --            --       472,000
     Changes in assets and liabilities:
        Accounts receivable - trade                                 (10,865,000)  (18,191,000)   (8,658,000)
        Prepaid income taxes                                         (2,022,000)      439,000       765,000
        Inventories                                                  (3,759,000)  (12,240,000)   (9,159,000)
        Other current assets                                         (5,391,000)  (13,139,000)   (2,990,000)
        Accounts payable and accrued expenses                          (410,000)   11,209,000     5,506,000
        Accrued income taxes                                           (572,000)   (2,772,000)    5,943,000
        Other assets and noncurrent liabilities                        (181,000)    1,459,000        82,000
------------------------------------------------------------------------------------------------------------
  Total adjustments                                                  49,475,000    (6,215,000)   13,005,000
------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                            30,555,000    45,504,000    70,938,000
------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment                     (36,291,000)  (61,126,000)  (44,362,000)
  Acquisition of Smith & Hawken, Ltd., net of cash acquired                  --            --   (15,459,000)
  Increase in notes receivable                                               --            --      (366,000)
  Reduction in notes receivable                                              --       109,000       591,000
------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                              $(36,291,000) $(61,017,000) $(59,596,000)
------------------------------------------------------------------------------------------------------------


                                                                     (Continued)

CML Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
                                                                                Year Ended July 31,
--------------------------------------------------------------------------------------------------------------------
                                                                       1995                1994                1993
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
  Increase in long-term debt                                   $ 10,000,000        $         --         $        --
  Reduction in long-term debt                                    (1,233,000)           (314,000)         (3,846,000)
  Proceeds from sale of convertible debentures                           --                  --          57,500,000
  Dividends paid                                                 (4,236,000)         (4,045,000)         (2,673,000)
  Exercise of stock options and employee stock purchase rights    1,000,000           1,079,000           2,522,000
  Acquisition of convertible subordinated debentures            (11,991,000)                 --                  --
  Acquisition of treasury shares                                 (8,395,000)        (16,288,000)         (4,352,000)
--------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities             (14,855,000)        (19,568,000)         49,151,000
--------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents            (20,591,000)        (35,081,000)         60,493,000
Cash and cash equivalents at beginning of year                   28,929,000          64,010,000           3,517,000
--------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                       $  8,338,000        $ 28,929,000         $64,010,000
====================================================================================================================

Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest                                                     $  3,302,000        $  3,535,000         $ 1,062,000
--------------------------------------------------------------------------------------------------------------------
  Income taxes                                                 $ 17,580,000        $ 37,417,000         $33,029,000
--------------------------------------------------------------------------------------------------------------------

                                                                     (Concluded)

The Company recorded tax benefits of $91,000, $1,781,000 and $1,882,000 during 1995, 1994 and 1993, respectively, resulting from the exercise of stock options.

During 1993, the purchaser of Boston Whaler's net assets exercised a warrant to purchase 2,400,000 shares of common stock at $5.2083 per share. In accordance with the terms of the warrant, the Company withheld 657,895 shares in payment of the exercise price.

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                Common Stock                                                    Treasury Stock
                                             --------------------                                            --------------------
                                                                         Additional       Retained
                                          Shares         Par Value    Paid-in-Capital     Earnings        Shares             Cost
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 1992                 32,654,450      $3,265,000       $67,684,000    $ 61,234,000      416,738      $ 2,166,000
Exercise of stock purchase warrant       1,600,000         160,000        12,340,000              --      438,597       12,500,000
Exercise of stock options                  123,132          12,000        (4,799,000)             --     (352,173)      (5,884,000)
Employee stock purchase plan sales              --              --           (49,000)             --      (71,862)      (1,477,000)
Tax benefit from exercise
  of stock options                              --              --         1,882,000              --           --               --
Issuance of deferred compensation
  plan shares                                9,152           1,000            13,000              --           --               --
Acquisition of treasury shares                  --              --                --              --      161,231        5,086,000
Cash dividends $(0.06 per share)                --              --                --      (3,031,000)          --               --
Stock split, three-for-two              17,193,364       1,720,000        (1,724,000)             --      296,267               --
Net income                                      --              --                --      57,933,000           --               --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1993                  51,580,098       5,158,000        75,347,000     116,136,000      888,798       12,391,000
Exercise of stock options                  219,110          22,000           995,000              --           --               --
Employee stock purchase plan sales          51,972           5,000           613,000              --           --               --
Tax benefit from exercise
  of stock options                              --              --         1,781,000              --           --               --
Acquisition of treasury shares                  --              --                --              --      977,143       16,118,000
Cash dividends $(0.08 per share)                --              --                --      (4,030,000)          --               --
Net income                                      --              --                --      51,719,000           --               --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1994                  51,851,180       5,185,000        78,736,000     163,825,000    1,865,941       28,509,000
Exercise of stock options                  172,470          17,000           645,000              --           --               --
Employee stock purchase plan sales          53,024           5,000           333,000              --           --               --
Tax benefit from exercise
  of stock options                              --              --            91,000              --           --               --
Acquisition of treasury shares                  --              --                --              --      931,850        8,395,000
Cash dividends $(0.09 per share)                --              --                --      (4,461,000)          --               --
Net loss                                        --              --                --     (18,920,000)          --               --
-----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1995                  52,076,674      $5,207,000       $79,805,000    $140,444,000    2,797,791      $36,904,000
===================================================================================================================================

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

Cash Equivalents
The Company considers all highly liquid debt instruments with purchased remaining maturities of three months or less to be cash equivalents. Cash equivalents consist primarily of money market mutual funds.

Inventories
Inventories are stated at the lower of cost or market with cost being determined by either the first-in, first-out or average cost methods.

Direct Response and Catalog Costs
Costs of direct response and catalogs are amortized in proportion to the sales they generate over periods not exceeding three months and six months, respectively. Direct response and catalog costs are included in other current assets.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives which range from three to forty years or over the terms of the related leases, if such periods are shorter.

Goodwill
Goodwill is amortized on a straight-line basis over various periods not exceeding forty years. On an annual basis, the Company reviews the carrying value of goodwill against projections of undiscounted cash flows to evaluate the propriety of its amortization period. Accumulated amortization was $1,495,000 and $7,113,000 at July 31, 1995 and 1994, respectively. During fiscal 1995, the Company wrote-off the goodwill and accumulated amortization relating to Britches of Georgetowne (Note 3).

Income Taxes
Prepaid income taxes reflect the tax effects of temporary differences between financial reporting and income tax reporting which result principally from the valuation of finished goods inventories, the treatment of prepaid and accrued expenses, net operating losses and depreciation methods.

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

New Accounting Standards
The Company plans to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed Of" in 1996. The Company does not expect that SFAS No. 121 will have a significant effect on the Company's consolidated financial statements when adopted in 1996.

Reclassifications
Certain fiscal 1994 and 1993 amounts have been reclassified to conform to the fiscal 1995 presentation.

Note 2 - Acquisition

On February 25, 1993, the Company acquired certain assets and assumed certain liabilities of the gardening business of Smith & Hawken, Ltd. for a cash purchase price of $15,136,000. The acquisition has been accounted for as a purchase. The Company has recorded $9,512,000 of goodwill resulting from the acquisition which is being amortized over forty years.

Note 3 - Discontinued Operations

During the third quarter of fiscal 1995, the Company decided to sell its Britches of Georgetowne subsidiary ("Britches") and, therefore, has accounted for the planned divestiture of Britches as a discontinued operation in the accompanying consolidated financial statements. As a result of its decision to sell Britches, the Company recorded a provision for loss on disposal of $35,678,000, net of an income tax benefit of $5,310,000. The pretax provision for loss on disposal includes the write-off of goodwill, the write-down of Britches' net assets to estimated net realizable value and Britches' estimated operating losses until disposal, which is anticipated to occur in 1996. Britches' net sales were $127,034,000, $116,606,000 and $105,476,000 in fiscal
1995, 1994 and 1993, respectively. Britches' results of operations for fiscal 1995 are shown net of an income tax benefit of $627,000 and fiscal 1994 and 1993 results are shown net of income tax expense of $907,000 and $1,522,000, respectively.

Note 4 - Long-Term Debt

Long-term debt consisted of the following at July 31:
                                                   1995               1994
--------------------------------------------------------------------------
Revolving credit loan                       $10,000,000         $       --
Note payable                                    199,000          1,352,000
Obligations under capital
  leases (Note 8)                                86,000            166,000
--------------------------------------------------------------------------
                                             10,285,000          1,518,000
Less current portion                            203,000            226,000
--------------------------------------------------------------------------
Long-term debt                              $10,082,000         $1,292,000
==========================================================================

Revolving Credit Agreement
The Company's revolving credit agreement, which expires July 31, 1997, allows the Company to borrow up to $100,000,000 through December 29, 1995 and $70,000,000 thereafter. The total commitment, which is secured by the shares and guarantees of the Company's subsidiaries, includes provisions relating to certain operating and financial requirements and conditions and requires the balance outstanding be repaid for a period of ninety consecutive days each year. The Company is required to pay a facility fee of four-tenths of one percent of the total commitment. The agreement also provides for a reduction in the revolving credit commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or the issuance of subordinated debt or equity securities. The interest rate on advances outstanding under the revolving credit agreement approximates the prime rate. At July 31, 1995, the prime rate was 8.75%.

During fiscal 1995, borrowings under the revolving credit agreement averaged $4,066,000 with a maximum of $24,700,000 outstanding at any time. The average interest rate on advances outstanding during the year was 7.4% and the average effective rate, after giving effect to commitment fees was 11.5%. The Company did not borrow under the revolving credit agreement during 1994.

Note Payable
The note payable, which bears interest at 2%, is due in monthly installments of approximately $6,000 through June 1998.

Note 5 - Convertible Subordinated Debentures

On January 20, 1993, the Company issued $57,500,000 of 51/2% convertible subordinated debentures due January 15, 2003. During fiscal 1995, the Company repurchased $15,907,000 principal amount of the debentures and recorded an extraordinary gain of $2,198,000, net of income taxes of $1,313,000. Interest on the debentures outstanding is payable semi-annually in arrears on January 15 and July 15 of each year. The debentures are convertible into shares of the Company's common stock at a conversion price of $25.917 per share, subject to adjustment under certain circumstances. The debentures are redeemable at the option of the Company, in whole or in part, at redemption prices which decrease from 102-1/2% in 1996 to par in 1998 except that until January 15, 1996, the debentures cannot be redeemed unless the closing price of the Company's common stock shall have attained a certain specified level for a specified period of time. The estimated fair value of the convertible subordinated debentures as of July 31, 1995 was $32,027,000, based upon quoted market prices. All other financial instruments are carried at amounts that approximate fair value.

Note 6 - Income Taxes

The provision for income taxes consists of the following:
                                                     Year Ended July 31,
------------------------------------------------------------------------------------
                                           1995                1994            1993
------------------------------------------------------------------------------------
Current
   Federal                          $ 9,311,000         $25,154,000     $30,651,000
   State and foreign                  1,856,000           3,351,000       6,687,000
------------------------------------------------------------------------------------
                                     11,167,000          28,505,000      37,338,000
Deferred
   Federal                           (1,555,000)            243,000         146,000
   State and foreign                   (109,000)           (182,000)       (383,000)
------------------------------------------------------------------------------------
Total                               $ 9,503,000         $28,566,000     $37,101,000
------------------------------------------------------------------------------------
Continuing operations               $ 9,503,000         $28,566,000     $37,101,000
Discontinued operations              (5,937,000)            907,000       1,522,000
Extraordinary gain (Note 5)           1,313,000                  --              --
------------------------------------------------------------------------------------
Total                               $ 4,879,000         $29,473,000     $38,623,000
====================================================================================

The sources of prepaid and deferred income taxes and the related tax effect are as follows:
                                                                Year Ended July 31,
------------------------------------------------------------------------------------------------
                                                           1995                            1994
------------------------------------------------------------------------------------------------
Current Assets
  Inventories                                       $ 4,325,000                     $ 4,416,000
  Settlement expenses                                        --                       1,400,000
  Compensation expenses                               1,190,000                         697,000
  Occupancy expenses                                    107,000                         383,000
  Receivable reserves                                 2,595,000                       1,905,000
  Discontinued operations                             2,408,000                              --
  Other                                               3,100,000                       2,850,000
  Less valuation allowance                           (2,267,000)                     (1,610,000)
------------------------------------------------------------------------------------------------
                                                     11,458,000                      10,041,000
------------------------------------------------------------------------------------------------
Noncurrent Assets
  Depreciation and amortization                         836,000                       2,272,000
  Net operating losses                                1,553,000                       2,114,000
  Compensation expenses                                 675,000                         909,000
  Occupancy expenses                                  1,756,000                       2,377,000
  Loss on investments                                   329,000                         494,000
  Other                                               2,309,000                       1,213,000
  Less valuation allowance                           (1,255,000)                     (1,394,000)
------------------------------------------------------------------------------------------------
                                                      6,203,000                       7,985,000
------------------------------------------------------------------------------------------------
Total assets                                        $17,661,000                     $18,026,000
------------------------------------------------------------------------------------------------
Current Liabilities
  Catalog costs                                        $826,000                        $497,000
  Advertising costs                                   1,606,000                       1,789,000
  Other                                                 316,000                       1,067,000
------------------------------------------------------------------------------------------------
                                                      2,748,000                       3,353,000
------------------------------------------------------------------------------------------------
Noncurrent Liabilities
  Goodwill                                            1,381,000                       1,118,000
  Other                                                      --                       1,077,000
------------------------------------------------------------------------------------------------
                                                      1,381,000                       2,195,000
------------------------------------------------------------------------------------------------
Total liabilities                                   $ 4,129,000                     $ 5,548,000
------------------------------------------------------------------------------------------------
Total net prepaid tax                               $13,532,000                     $12,478,000
================================================================================================

The valuation allowance at July 31, 1995 of $3,522,000 includes a net increase during the current year of $518,000 due primarily to foreign losses. The valuation allowance relates primarily to future deductible amounts of a capital nature and net operating loss carryforwards that may not be realized. Net operating loss carryforwards begin expiring in 2000.

A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

                                        1995    1994    1993
-------------------------------------------------------------
Statutory federal income tax rate       35.0%   35.0%   35.0%
State and foreign income taxes
   net of federal tax effect             5.1     2.8     4.2
Amortization of goodwill                 0.2     0.1     0.2
Realization of capital losses             --    (2.4)     --
Benefit of foreign sales corporation    (1.0)     --      --
Research and development credits        (0.8)   (0.6)   (0.3)
Other                                   (1.1)    1.2     0.7
-------------------------------------------------------------
Effective tax rate                      37.4%   36.1%   39.8%
=============================================================

Note 7 - Stock Options, Stock Purchase Plan and Employee Benefit Plans

Stock Option Plans

At July 31, 1995, there were 889,098 and 2,663,650 shares reserved for issuance pursuant to the Company's 1982 and 1991 Stock Option Plans, respectively. The terms of both Plans generally provide for options to be granted at fair market value as of the date of grant for a term of no longer than ten years. The options generally become exercisable over the first five years. At July 31, 1995, options to purchase 889,098 shares and 437,111 shares were exercisable under the 1982 and 1991 Plans, respectively.

Option activity under the 1982 and 1991 Plans is summarized as follows:
                                                     1991 Plan                1982 Plan
---------------------------------------------------------------------------------------
Options outstanding, August 1, 1992                    63,750                2,231,448
  Granted                                             417,400                       --
  Exercised $(1.77-$18.83 per share)                  (16,650)                (761,358)
  Terminated                                           (2,400)                 (88,932)
---------------------------------------------------------------------------------------
Options outstanding, July 31, 1993                    462,100                1,381,158
  Granted                                             404,225                       --
  Exercised $(2.17-$20.42 per share)                  (19,700)                (199,410)
  Terminated                                           (1,700)                 (74,580)
---------------------------------------------------------------------------------------
Options outstanding, July 31, 1994                    844,925                1,107,168
  Granted                                             383,472                       --
  Exercised $(2.21-$7.12 per share)                        --                 (172,470)
  Terminated                                         (142,300)                 (45,600)
---------------------------------------------------------------------------------------
Options outstanding, July 31, 1995                  1,086,097                  889,098
=======================================================================================

The average exercise price of options outstanding under the 1982 Stock Option Plan at July 31, 1995, 1994 and 1993 was $3.72, $3.88 and $3.87, respectively.
The average exercise price of options outstanding under the 1991 Stock Option Plan at July 31, 1995, 1994 and 1993 was $12.69, $16.03 and $18.10,
respectively.

During 1993, the Company reserved 90,000 shares for issuance pursuant to the 1993 Director Option Plan which provides for options to be granted to non-employee directors at fair market value as of the date of grant for a term of ten years. The options vest in three equal annual installments beginning on the first anniversary of the date of grant. A total of 63,000 options had been granted to non-employee directors and were outstanding at July 31, 1995 at an average exercise price of $18.85 per option. At July 31, 1995 options to purchase 33,000 shares were exercisable.

Employee Stock Purchase Plans
The Company's 1993 Employee Stock Purchase Plan authorizes the issuance of 900,000 shares in three annual offerings. The first offering which ended June 14, 1994, resulted in the issuance of 51,972 shares to 595 employees at a price of $11.90 per share. The second offering ended June 14, 1995, and resulted in the issuance of 53,024 shares to 290 employees at a price of $6.38 per share. Under the third offering which ends June 14, 1996, 977 employees have elected to receive 302,849 shares.

Employee Benefit Plans
The Company maintains defined contribution benefit plans covering substantially all of its employees. The Company makes annual contributions to the plans based on a percentage of employee compensation or at the discretion of the Board of Directors as provided by the terms of each plan. Contributions by the Company to the various plans charged to operations in 1995, 1994 and 1993 were $2,113,000, $2,735,000 and $1,804,000, respectively.

Note 8 - Commitments and Contingencies

Leases
The Company leases certain manufacturing and distribution facilities, retail space and vehicles and equipment under agreements expiring over the next 15 years. Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require the Company to pay real estate taxes and other expenses.

Properties under capital leases consist of machinery and equipment and are as follows:
                                                                 July 31,
                                                1995                                          1994
---------------------------------------------------------------------------------------------------
Machinery and equipment                     $144,000                                    $1,529,000
Less accumulated amortization                 88,000                                     1,430,000
---------------------------------------------------------------------------------------------------
Machinery and equipment, net                $ 56,000                                    $   99,000
===================================================================================================

Future minimum lease payments under leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 1995 are as follows:
                                        Capital          Operating
                                         Leases            Leases
--------------------------------------------------------------------
Year ending July 31:
1996                                    $ 54,000        $ 40,099,000
1997                                      13,000          38,326,000
1998                                       8,000          35,594,000
1999                                      25,000          32,488,000
2000                                          --          29,792,000
Thereafter                                    --         112,359,000
--------------------------------------------------------------------

Total minimum lease payments             100,000         288,658,000
Less portion representing interest        14,000                  --
--------------------------------------------------------------------
                                        $ 86,000        $288,658,000
====================================================================

The total minimum payments required under operating leases do not include contingent rentals which may be paid under certain store leases on the basis of a percentage of sales in excess of stipulated amounts. The total amount of rentals charged to operations in 1995, 1994 and 1993 was $47,415,000, $39,944,000 and $28,657,000, respectively. Contingent rentals were approximately $5,406,000 in 1995, $4,414,000 in 1994 and $2,499,000 in 1993.
Included in other noncurrent liabilities at July 31, 1995 and 1994 are store construction credits of $8,499,000 and $13,831,000, respectively, and deferred rent liabilities of $3,730,000 and $6,760,000, respectively.

Litigation
In May 1994, ICON, Inc. commenced a civil suit against NordicTrack in federal court alleging patent infringement arising out of NordicTrack's design of its WalkFit treadmill and certain similar products. Discovery has been substantially completed and NordicTrack's motion for summary judgement is currently pending before the court.

In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him for certain design features of its WalkFit treadmill and certain similar products. This case is still in the discovery stage.

While the Company believes that it has meritorious defenses, no assurance can be given of a favorable outcome in either the ICON lawsuit or the Wilkinson claim. An unfavorable outcome in both matters could have a material adverse effect on the Company's financial condition. An unfavorable outcome in either or both matters could also adversely affect the operating results for the period or periods in which such outcome occurs.

On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in federal court against the Company and two of its officers. The complaint alleged that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. On December 19, 1994, the defendants filed a motion to dismiss the complaint, and on April 7, 1995, the plaintiffs responded by filing an amended complaint which added an allegation that the two officers violated the securities laws by selling CML stock in the Spring of 1994. The Company believes the amended complaint is without merit and intends to vigorously contest the lawsuit. In April 1995, the defendants filed a motion which is currently pending before the court to dismiss this lawsuit.

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

The EPA expended approximately $1.4 million for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has begun to implement the groundwater phase of the cleanup, which the EPA originally estimated would cost approximately $4.0 million.

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

Letters of Credit
At July 31, 1995, the Company was contingently liable for outstanding letters of credit in the amount of $19,817,000.

Note 9 - Preferred Stock Rights and Preference Stock

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

Preference Stock
The Company has 2,000,000 shares, $.10 par value, of preference stock authorized, none of which was issued and outstanding at July 31, 1995.

Note 10 - Related Party Transactions

In conjunction with the acquisition of a subsidiary, the Company leases certain retail and distribution facilities from the subsidiary's former owners. During 1995, the Company signed a new lease expiring in 1999 which covers the distribution facility. Rent paid to the former owners of the subsidiary during 1995, 1994 and 1993 was $1,990,000, $2,006,000 and $2,267,000, respectively.
Minimum annual rentals total $1,853,000 in 1996 and average approximately $1,159,000 from 1997 through 1999 and $196,000 annually thereafter through 2003.

Note 11 - Industry Segments

During fiscal 1995, the Company decided to sell its Britches of Georgetowne subsidiary ("Britches") and, accordingly has treated Britches as a discontinued operation in the accompanying consolidated financial statements. As a result, the Company operates in two industry segments: (i) The Nature Company segment, which includes Smith & Hawken, sells nature, gardening, music and science related items; and (ii) NordicTrack sells physical fitness exercise products. Sales between segments are not significant. The following table summarizes the Company's continuing operations by industry segment.

The Nature Company's operating results include amortization of goodwill recorded on the books of the corporate office.

                                                                     Year Ended July 31,
                                                                 1995           1994            1993
----------------------------------------------------------------------------------------------------
Net Sales:
   NordicTrack                                           $504,105,000   $455,597,000    $377,822,000
   The Nature Company                                     208,508,000    200,194,000     162,170,000
----------------------------------------------------------------------------------------------------
                                                         $712,613,000   $655,791,000    $539,992,000
====================================================================================================
Operating Income (Loss):
   NordicTrack                                           $ 46,284,000   $ 84,827,000    $100,164,000
   The Nature Company                                     (13,224,000)     3,645,000       6,216,000
----------------------------------------------------------------------------------------------------
                                                           33,060,000     88,472,000     106,380,000
Interest and Corporate
   Expenses                                               (7,651,000)     (9,343,000)    (13,207,000)
----------------------------------------------------------------------------------------------------
                                                         $ 25,409,000   $ 79,129,000    $ 93,173,000
====================================================================================================
Identifiable Assets at July 31:
   NordicTrack                                           $137,113,000   $134,189,000    $ 88,640,000
   The Nature Company                                     131,653,000    130,630,000     110,887,000
   Discontinued Operations                                 34,314,000     81,537,000      68,871,000
   Corporate and Other                                     37,001,000     38,307,000      71,773,000
----------------------------------------------------------------------------------------------------
                                                         $340,081,000   $384,663,000    $340,171,000
====================================================================================================
Depreciation and Amortization:
   NordicTrack                                           $  9,949,000   $  6,997,000    $  4,759,000
   The Nature Company                                      12,879,000     10,804,000       7,973,000
   Discontinued Operations                                  7,316,000      5,843,000       5,582,000
   Corporate and Other                                        579,000        512,000         463,000
----------------------------------------------------------------------------------------------------
                                                         $ 30,723,000   $ 24,156,000    $ 18,777,000
====================================================================================================
Capital Expenditures:
   NordicTrack                                           $ 11,941,000   $ 22,657,000    $ 19,860,000
   The Nature Company                                      16,178,000     23,274,000      16,368,000
   Discontinued Operations                                  8,079,000     14,988,000       7,489,000
   Corporate and Other                                         93,000        207,000         645,000
----------------------------------------------------------------------------------------------------
                                                         $ 36,291,000   $ 61,126,000    $ 44,362,000
====================================================================================================

CML Group, Inc. and Subsidiaries
Selected Quarterly Financial Data (Unaudited)
(In thousands, except per share data)
                                                  Fiscal 1995, Quarter Ended                Fiscal 1994, Quarter Ended
                                           --------------------------------------- ---------------------------------------
                                           Oct. 29,   Jan. 28,  Apr. 29,  July 31, Oct. 30,  Jan. 29,  Apr. 30,  July 31,
                                             1994       1995      1995      1995     1993      1994      1994      1994
--------------------------------------------------------------------------------------------------------------------------
Net sales                                  $129,198   $278,992  $179,525  $124,898 $110,348  $249,355  $176,775  $119,313
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                 81,544    176,364   108,527    62,840   72,569   161,146   117,621    69,208
--------------------------------------------------------------------------------------------------------------------------
Income (loss) before
    extraordinary gain                          881     40,553   (40,703)  (21,849)   7,141    38,302    17,062   (10,786)
Net income (loss)                               881     41,678   (39,630)  (21,849)   7,141    38,302    17,062   (10,786)
--------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per share:
    Income (loss) before
        extraordinary gain                    $0.02      $0.78    $(0.82)   $(0.44)   $0.14     $0.72     $0.33    $(0.21)
    Net income (loss) per share               $0.02      $0.80    $(0.80)   $(0.44)   $0.14     $0.72     $0.33    $(0.21)
--------------------------------------------------------------------------------------------------------------------------

During the third quarter of fiscal 1995, the Company recorded a provision for loss on disposal of $40,988,000 before income taxes as a result of the decision to sell its Britches of Georgetowne subsidiary.

The fourth quarter of fiscal 1994 includes a pre-tax charge of $4,000,000 to settle a lawsuit with Soloflex, Inc.

                                                                     Schedule II

                        CML GROUP, INC. and SUBSIDIARIES
                       VALUATION and QUALIFYING ACCOUNTS


                                                        Balance at        Charged                       Balance
                                                        Beginning        to Costs                       at End
           Description                                   of Year       and Expenses     Deductions      of Year
           -----------                                  ---------      ------------     ----------      ------
Allowance for Doubtful Accounts Receivable:

        Year Ended July 31, 1993                           829,000         592,000         784,000        637,000

        Year Ended July 31, 1994                           637,000       1,639,000         874,000      1,402,000

        Year Ended July 31, 1995                         1,402,000       6,734,000       5,995,000      2,141,000


Allowance for Doubtful Notes Receivable:

          Year Ended July 31, 1993                         397,000         650,000              --      1,047,000

          Year Ended July 31, 1994                       1,047,000              --         993,000         54,000

          Year Ended July 31, 1995                          54,000              --          45,000          9,000

Accrual for Loss on Disposal and Restructuring Costs:

          Year Ended July 31, 1993                      12,235,000      (1,000,000)      4,942,000      6,293,000

          Year Ended July 31, 1994                       6,293,000              --       1,804,000      4,489,000

          Year Ended July 31, 1995                       4,489,000      40,988,000      39,201,000      6,276,000


                                                EXHIBIT INDEX
                                                                                                              Page No.
                                                                                                              --------
  3(a)     --      Restated Certificate of Incorporation, as amended, of the Company is incorporated herein by reference to Exhibit 3.1 to the Company's Registration
                   Statement on Form S-8 filed December 11, 1992 (File No. 33-55660).                           --

  3(b)     --      By-Laws, as amended, of the Company are incorporated herein by reference to
                   Exhibit 3.2 to the Company's Registration Statement on Form S-8 filed
                   January 23, 1992 (File No. 33-45073).                                                        --

  4(a)     --      Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on
                   Form S-1 (File No. 2-86828).                                                                 --

  4(b)     --      Form of Rights Certificate is incorporated herein by reference to Exhibit B to
                   Exhibit 1 to the Company's Form 8-A filed July 13, 1988.                                     --

  4(c)     --      Rights Agreement, dated as of June 28, 1988, between the Company and The First
                   National Bank of Boston is incorporated herein by reference to Exhibit 1 to the
                   Company's Form 8-A filed July 13, 1988, as amended by the Company's Form 8 filed
                   August 5, 1988.                                                                              --

  4(d)     --      Specimen certificates for the Company's 5-1/2% Convertible Subordinated Debentures
                   Due 2003 are incorporated herein by reference to Exhibit 4.1 to the Company's
                   Quarterly Report on Form 10-Q filed March 16, 1993.                                          --

  4(e)     --      Terms of the Company's 5-1/2% Convertible Subordinated Debentures Due 2003 are
                   incorporated herein by reference to Exhibit A to Exhibit 19.2 to the Company's
                   Quarterly Report on Form 10-Q filed March 16, 1993.                                          --

*10(a)     --      1982 Stock Option Plan, as amended, and Forms of Option Agreements are incorporated herein by reference to Exhibit 10(y) to the Company's Registration Statement on
                   Form S-1 (File No. 2-86828).                                                                 --

                                                                                                              Page No.
                                                                                                              --------

*10(b)     --      Amendment to Section 18 of the 1982 Stock Option Plan, dated October 7, 1987, is incorporated herein by reference to Exhibit 10(g) to the Company's Annual
                   Report on Form 10-K filed October 28, 1988.                                                  --

*10(c)     --      Amendment to Section 5(a) of the 1982 Stock Option Plan, dated December 5, 1991, is incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K filed October 21, 1992, as amended by the Company's Form 8 filed
                   October 28, 1992.                                                                            --

 10(d)     --      Third Amended and Restated Revolving Credit Agreement, dated as of July 31, 1993, among the Company, Citibank, N.A., BayBank Boston, N.A. and The First National Bank
                   of Boston is incorporated herein by reference to Exhibit 10(d) to the Company's Annual
                   Report on Form 10-K filed October 29, 1993.                                                  --

*10(e)     --      Amended and Restated Employment and Consulting Agreement, dated as of September 14, 1989, among the Company, P.S.I. NordicTrack, Inc. and Edward A. Pauls is incorporated herein by reference to Exhibit 10(w) to the Company's Annual Report on Form 10-K filed October 30,
                   1989.                                                                                        --

*10(f)     --      Amended and Restated Employment and Consulting Agreement, dated as of September 14, 1989, among the Company, P.S.I. NordicTrack, Inc. and Florence Pauls is incorporated herein by reference to Exhibit 10(x) to the Company's Annual Report on Form 10-K filed
                   October 30, 1989.                                                                            --

*10(g)     --      1987 Employees' Severance Benefit Plan, dated October 7, 1987, is incorporated herein by reference to Exhibit 10(bb) to the Company's Annual Report on Form 10-K filed
                   October 28, 1988.                                                                            --


                                                                                                              Page No.
                                                                                                              --------


 10(h)     --      Purchase and Sale Agreement, dated as of July 30, 1990, as amended, among
                   Carroll Reed, Inc., the Company, CR Acquisitions, Inc., Encomium Ltd., and
                   The Eagle's Eye International Limited is incorporated herein by reference to
                   Exhibits 2.1 and 2.2 to the Company's Current Report on Form 8-K dated
                   August 24, 1990.                                                                             --


 10(i)     --      Purchase and Sale Agreement by and among OCR, Inc., the Company, CRSS Ski &
                   Sport, Inc., and Frederick L. Leighton, dated September 20, 1990, is incorporated herein by reference to Exhibit 10(z) to the Company's Annual Report on Form 10-K
                   filed October 29, 1990.                                                                      --

*10(j)     --      Employment Agreement among the Company and James Bostic, dated February 5, 1990, is incorporated herein by reference to Exhibit 10(aa) to the Company's Annual Report on
                   Form 10-K filed October 29, 1990.                                                            --

*10(k)     --      1991 Stock Option Plan and Forms of Option Agreements are incorporated herein by reference to Exhibit 10(m) to the Company's Annual Report on Form 10-K filed October 21, 1992, as
                   amended by the Company's Form 8 filed October 28, 1992.                                      --

*10(l)     --      Form of Split Dollar Life Insurance Policy for the Benefit of Certain Executive Officers
                   is incorporated herein by reference to Exhibit 10(n) to the Company's Annual Report on
                   Form 10-K filed October 21, 1992,  as amended by the Company's Form 8 filed
                   October 28, 1992.                                                                            --

*10(m)     --      1993 Director Option Plan is incorporated herein by reference to Exhibit 10(n) to the
                   Company's Annual Report on Form 10-K filed October 29, 1993.                                 --



                                                                                                              Page No.
                                                                                                              --------
*10(n)     --      1993 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(o)
                   to the Company's Annual Report on Form 10-K filed October 29, 1993.                          --


 10(o)     --      Subscription Agreement, dated as of January 12, 1993, among the Company, Lehman
                   Brothers International (Europe), Deutsche Bank A.G. London, Lombard Odier
                   International Underwriters, S.A., Swiss Bank Corporation and S.G. Warburg Securities
                   is incorporated herein by reference to Exhibit 19.1 to the Company's Quarterly
                   Report on Form 10-Q filed March 16, 1993.                                                    --

 10(p)     --      Fiscal Agency Agreement, dated as of January 20, 1993, between the Company and
                   Chemical Bank is incorporated herein by reference to Exhibit 19.2 to the Company's
                   Quarterly Report on Form 10-Q filed March 16, 1993.                                          --

 11        --      Statement Regarding Computation of Fully Diluted Earnings Per Share.                         45

 21        --      Subsidiaries of the Registrant.                                                              46

 23        --      Consent of Deloitte & Touche LLP.                                                            47

 27        --      Financial Data Schedule.                                                                     48

-----------------
* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.