Form 10-Q
period 1995-10-28
CML GROUP INC
filed 1995-12-12
CIK 729576

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-Q


(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 1995

                                       OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO
                              ----------------   ---------------

Commission file number 0-12628
                       -------

                               CML GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


        Delaware                                       04-2451745
------------------------                  ------------------------------------
(State of Incorporation)                  (IRS Employer Identification Number)


524 Main Street, Acton, Massachusetts                     01720
-------------------------------------             --------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:     (508) 264-4155
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

Number of shares outstanding of each of the issuer's classes of common stock:
49,127,903 shares of common stock, $.10 par value, as of December 5, 1995.

================================================================================


                               Page 1 of 30 Pages

                        Exhibit Index Begins on Page 14

                        CML GROUP, INC. AND SUBSIDIARIES
                        --------------------------------

                                   Form 10-Q



                                     Index
                                     -----

                                                                              Page
                                                                              ----

Part I:  Financial Information

         Item 1: Financial Statements

                 Consolidated Condensed Balance Sheets as of
                 October 28, 1995 and July 31, 1995                           3 - 4

                 Consolidated Condensed Statements of Operations
                 for the three-month periods ended
                 October 28, 1995 and October 29, 1994                            5

                 Consolidated Condensed Statements of Cash
                 Flows for the three-month periods ended
                 October 28, 1995 and October 29, 1994                            6

                 Notes to Consolidated Condensed Financial Statements         7 - 9

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                        10 - 11

Part II: Other Information                                                  12 - 13

         Signatures                                                              13

         Exhibit Index                                                           14

                         Part I:  FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                         CML GROUP, INC. & SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                                     ASSETS


                                           October 28, 1995  July 31, 1995
                                           ----------------  -------------
Current assets:
   Cash and cash equivalents                 $  2,099,000    $  8,338,000
   Accounts receivable                         47,965,000      51,949,000
   Prepaid income taxes                        20,406,000       8,710,000
   Inventories:
     Raw materials                             13,063,000      12,970,000
     Work in process                            3,196,000       3,096,000
     Finished goods                            72,774,000      49,378,000
                                             ------------    ------------
       Total inventories                       89,033,000      65,444,000
   Other current assets                        23,291,000      30,286,000
   Net assets of business held for sale        34,963,000      34,314,000
                                             ------------    ------------
       Total current assets                   217,757,000     199,041,000
                                             ------------    ------------
Property, plant and equipment, at cost:
   Land and buildings                          19,907,000      19,865,000
   Machinery and equipment                     81,693,000      77,522,000
   Leasehold improvements                      83,034,000      80,710,000
                                             ------------    ------------
                                              184,634,000     178,097,000
Less accumulated depreciation                  70,461,000      65,057,000
                                             ------------    ------------
                                              114,173,000     113,040,000
                                             ------------    ------------
Goodwill                                       12,431,000      12,521,000

Other assets                                   14,551,000      15,479,000
                                             ------------    ------------
                                             $358,912,000    $340,081,000
                                             ============    ============











           See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                     Consolidated Condensed Balance Sheets
                     -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                October 28, 1995   July 31, 1995
                                                ----------------   -------------
Current liabilities:
  Current portion of long-term debt                $    204,000    $    203,000
  Accounts payable                                   39,966,000      35,156,000
  Accrued compensation                                6,821,000       6,905,000
  Accrued advertising                                 6,352,000       4,381,000
  Accrued sales returns                               2,746,000       4,572,000
  Accrued income taxes                                  303,000       1,892,000
  Other accrued expenses                             26,439,000      29,399,000
                                                   ------------    ------------
Total current liabilities                            82,831,000      82,508,000
                                                   ------------    ------------
Noncurrent liabilities:
  Long-term debt                                     44,855,000      10,082,000
  Convertible subordinated debentures                41,593,000      41,593,000
  Other noncurrent liabilities                       18,444,000      17,346,000
                                                   ------------    ------------
  Total noncurrent liabilities                      104,892,000      69,021,000
                                                   ------------    ------------
Stockholders' equity:
  Common stock, par value $.10 per share
    Authorized - 120,000,000 shares
    Issued - 52,097,794 shares and
      52,076,674 shares                               5,209,000       5,207,000
    Additional paid-in capital                       79,898,000      79,805,000
  Retained earnings                                 124,193,000     140,444,000
                                                   ------------    ------------
                                                    209,300,000     225,456,000

  Less treasury stock, at cost, 2,969,891 shares
  and 2,797,791 shares                               38,111,000      36,904,000
                                                   ------------    ------------
                                                    171,189,000     188,552,000
                                                   ------------    ------------
                                                   $358,912,000    $340,081,000
                                                   ============    ============




           See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                Consolidated Condensed Statements of Operations
                -----------------------------------------------

For the periods ended October 28, 1995
and October 29, 1994


                                                          Three Months
                                                   --------------------------
                                                       1995          1994
                                                   ------------- ------------
  Net sales                                         $108,865,000 $129,198,000
                                                   ------------- ------------
  Less costs and expenses:
      Cost of goods sold                              48,595,000   50,309,000
      Selling, general and administrative expenses    84,039,000   75,860,000
      Interest expense                                   532,000      577,000
                                                   ------------- ------------
                                                     133,166,000  126,746,000
                                                   ------------- ------------
  Income (loss) from continuing operations
      before income taxes                            (24,301,000)   2,452,000
  Provision (benefit) for income taxes                (9,283,000)     920,000
                                                   ------------- ------------
  Income (loss) from continuing operations
      before extraordinary credit                    (15,018,000)   1,532,000
                                                   ------------- ------------
  Discontinued operations:
      Income (loss) from operations, net of
          income taxes                                        --     (651,000)
                                                   ------------- ------------
                                                              --     (651,000)
                                                   ------------- ------------
  Net income (loss)                                 ($15,018,000)    $881,000
                                                   ============= ============
  Earnings (loss) per share:
     Income (loss) from continuing operations
        Primary                                           ($0.30)       $0.03
                                                   ============= ============
        Fully diluted                                     ($0.30)       $0.03
                                                   ============= ============
     Net income (loss):
        Primary                                           ($0.30)       $0.02
                                                   ============= ============
        Fully diluted                                     ($0.30)       $0.02
                                                   ============= ============

  Weighted average number of shares outstanding       49,771,232   50,804,437







           See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                Consolidated Condensed Statements of Cash Flows
                -----------------------------------------------


                                                                  For the Three Months
                                                            ---------------------------------
                                                            October 28, 1995 October 29, 1994
                                                            ---------------- ----------------
Cash flows from operating activities:
  Net income (loss)                                           ($15,018,000)     $    881,000
                                                              -------------     ------------
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              8,123,000         7,122,000
      Loss on disposal of property, plant and equipment            808,000           620,000
      Increase in working capital items                        (24,725,000)      (32,343,000)
      (Increase) decrease in other assets                          180,000          (339,000)
      Increase in other noncurrent liabilities                     854,000           381,000
                                                              ------------      ------------
  Total adjustments                                            (14,760,000)      (24,559,000)
                                                              ------------      ------------
  Net cash used in operating activities                        (29,778,000)      (23,678,000)
                                                              -------------     ------------
Cash flows from investing activities:
  Additions to property, plant and equipment                    (8,902,000)       (9,242,000)
  Reduction in notes receivable                                     12,000            10,000
                                                              ------------      ------------
  Net cash used in investing activities                         (8,890,000)       (9,232,000)
                                                              ------------      ------------
Cash flows from financing activities:
  Increase in long-term debt                                    34,774,000        12,342,000
  Dividends paid                                                (1,233,000)       (1,000,000)
  Exercise of stock options                                         95,000            34,000
  Acquisition of treasury stock                                 (1,207,000)             --
                                                              ------------      ------------
  Net cash provided by financing activities                     32,429,000        11,376,000
                                                              ------------      ------------
Net decrease in cash and cash equivalents during the period     (6,239,000)      (21,534,000)
Cash and cash equivalents at the beginning of the period         8,338,000        28,929,000
                                                              ------------      ------------
Cash and cash equivalents at the end of the period            $  2,099,000      $  7,395,000
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

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 2 - Long-term Debt
-----------------------
Consolidated long-term debt is summarized as follows:


                                   October 28, 1995    July 31, 1995
                                   ----------------    -------------
Revolving credit loan                 $44,800,000       $10,000,000
Note payable                              174,000           199,000
Obligations under capital leases           85,000            86,000
                                      -----------       -----------
                                       45,059,000        10,285,000
Less current portion                      204,000           203,000
                                      -----------       -----------
Long-term debt                        $44,855,000       $10,082,000
                                      ===========       ===========

Note 3 - Contingencies
----------------------
      Litigation
      ----------
     In May 1994, ICON Health & Fitness, Inc. commenced a civil suit against NordicTrack in the United States District Court for the District of Utah alleging infringement of three patents of ICON, Inc. arising out of NordicTrack's design of its WalkFit treadmill and certain other similar products. Discovery has been completed. In November 1995, the Court granted NordicTrack's Motion for Summary Judgment relating to one of ICON's three patent infringement claims. ICON's other two claims have been scheduled for trial during the summer of 1996.

     In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. This case is still in the discovery stage. The results of an arbitration hearing scheduled for January 1996 in Chicago, Illinois will be binding on both parties.

        While the Company believes it has meritorious defenses, no assurance can be given of a favorable outcome in either the ICON lawsuit or the Wilkinson claim. An unfavorable outcome in both matters could have a material adverse effect on the Company's financial condition. An unfavorable decision in either matter could also have a material adverse effect on the operating results for the period or periods in which such decision occurs.

        On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleged that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. On December 19, 1994, the defendants filed a motion to dismiss the complaint, and on April 7, 1995, the plaintiffs responded by filing an amended complaint which added an allegation that Messrs. Leighton and Tod violated the securities laws by selling CML stock in the Spring of 1994. The Company believes the amended complaint is without merit and intends to vigorously contest the lawsuit. In April 1995, the defendants filed a motion to dismiss this lawsuit. The hearing on this motion is scheduled for mid-December 1995.

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

     The EPA expended approximately $1.4 million for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has implemented the groundwater phase of the cleanup, which the EPA originally estimated would cost approximately $4.0 million.

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

       Tax Matters
       -----------
       The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The Company has been advised by the IRS that the examination will be completed in the near future. Although the Company has not received an official notice, based on recent discussions with IRS personnel, the Company expects that the IRS will propose certain adjustments which, if sustained by the IRS, would be material and result in a tax deficiency for the years under examination. The adjustments expected to be proposed by the IRS primarily relate to:
(i) the disallowance of deductions taken by the Company with respect to incentive compensation payments made to the former owners of NordicTrack (acquired in June 1986) and to the former owners of Britches of Georgetowne (acquired in August 1983); and (ii) the valuation of certain assets acquired in connection with the acquisition of Britches.

       The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest could have a material adverse effect on the operating results for the period in which such issues are finally resolved and could also have a material adverse effect on the Company's financial condition.

Note 4 - Dividends
------------------
On October 3, 1995, the Company's Board of Directors declared a cash dividend of $0.025 per share, payable December 14, 1995 to shareholders of record as of November 28, 1995. On December 1, 1995, the Board of Directors declared a cash dividend of $0.025 per share, payable March 21, 1996 to shareholders of record as of March 6, 1996.
                                       9

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------


Financial Condition
-------------------
Stockholders' equity at October 28, 1995 decreased $17.4 million to $171.2 million from $188.6 million at July 31, 1995. The Company's working capital increased to $134.9 million at October 28, 1995 from $116.5 million at July 31, 1995 primarily due to the normal seasonal increase in inventories. During the first quarter of fiscal 1996, the Company spent approximately $8.9 million on additions to property, plant and equipment. The Company's long-term debt-to-equity ratio was 0.5 to 1 at October 28, 1995 compared to 0.3 to 1 at July 31, 1995 reflecting seasonal borrowings under the Company's revolving credit agreement to finance the seasonal increase in working capital. The Company's available cash decreased from $8.3 million at July 31, 1995 to $2.1 million at October 28, 1995 due primarily to capital expenditures for new retail stores and normal seasonal working capital requirements. Total unused borrowing capacity under the Company's revolving credit agreement was approximately $34.4 million at October 28, 1995 compared to $40.2 million at July 31, 1995.

Results of Operations
---------------------
As a result of the Company's decision to sell its Britches of Georgetowne subsidiary, the Company's continuing operations consist of NordicTrack and The Nature Company segment (which includes Smith & Hawken). During the first quarter of fiscal 1996, net sales of the Company's continuing operations decreased by $20.3 million to $108.9 million, or 15.7%, over the first quarter of fiscal 1995. The Company incurred a loss of $15.0 million from continuing operations during the first quarter of fiscal 1996 compared with income of $1.5 million from continuing operations during the first quarter of fiscal 1995. The decrease in income from continuing operations is primarily due to a decrease in sales and gross margins and an increase in selling, general and administrative expenses.

Total retail store sales from continuing operations increased by $7.4 million to $69.4 million, or 11.9%, over the first quarter of fiscal 1995 primarily due to the addition of new Nordic Advantage, Smith & Hawken and Nature Company stores. During the first quarter of fiscal 1996, comparable store sales decreased by 20.5%. Direct response and mail order sales decreased by $27.6 million to $39.5 million, or 41.1%, over the first quarter of fiscal 1995 primarily due to lower direct response sales at NordicTrack and within the Nature Company segment.

Cost of goods sold increased as a percentage of sales from 38.9% of sales in the first quarter of fiscal 1995 to 44.6% of sales in the first quarter of fiscal 1996 primarily due to increased sales promotions offered by NordicTrack and The Nature Company segment in response to a more competitive environment, higher costs at NordicTrack due to increases in materials prices, higher labor costs at NordicTrack due to lower production volumes and an increase in the proportion of NordicTrack's sales which are accounted for by products with lower gross margins. Selling, general and administrative expenses increased as a percentage of sales from 58.7% of sales in the first quarter of fiscal 1995 to 77.2% of sales in the first quarter of fiscal 1996 primarily due less efficient advertising at NordicTrack, fixed costs at stores which experienced a decrease in comparable store sales, higher operating expenses attributable to the increased number of mall kiosks and costs related to the administration and collection of consumer installment receivables at NordicTrack.

Interest expense was $0.5 million, or 0.5% of sales, in the first quarter of fiscal 1996 compared to $0.6 million, or 0.5% of sales, in the first quarter of fiscal 1995. The Company recorded an income tax benefit of 38.2% during the first quarter of fiscal 1996 compared with a provision for income taxes of 37.5% during the first quarter of fiscal 1995.

During the first quarter of fiscal 1996, NordicTrack's total sales decreased by $18.4 million to $72.9 million, or 20.2%, over the first quarter of fiscal 1995. Approximately 54.3% of NordicTrack's total sales during the first quarter of fiscal 1996 were accounted for by sales at its NordicAdvantage subsidiary which operates retail stores and mall kiosks. NordicAdvantage's retail sales increased from $32.7 million in the first quarter of fiscal 1995 to $39.6 million in the first quarter of fiscal 1996 primarily due to the opening of new mall kiosks. During the first quarter of fiscal 1996, NordicAdvantage opened 9 retail stores and 157 seasonal mall kiosks and at the end of the quarter operated 123 retail stores and 248 seasonal mall kiosks. NordicAdvantage's comparable store sales decreased 30.3% during the first quarter of fiscal 1996. NordicTrack's direct response sales decreased $25.3 million during the first quarter of fiscal 1996 to $33.3 million, or 43.2%, over the first quarter of fiscal 1995.

The Nature Company segment includes The Nature Company, Smith & Hawken, and two early stage retail concepts, Hear Music and Scientific Revolution. During the first quarter of fiscal 1996, The Nature Company segment's sales decreased by $1.9 million to $36.0 million, or 5.1%, over the first quarter of fiscal 1995. The Nature Company segment's retail sales increased by $0.4 million, or 1.4%, to $29.8 million compared to $29.4 million in the first quarter of fiscal 1995 primarily due to the opening of new retail stores. During the first quarter of fiscal 1996, The Nature Company segment opened 6 retail stores and at the end of the quarter operated 155 retail stores. The Nature Company segment's comparable store sales decreased 11.1% during the first quarter of fiscal 1996. During the first quarter of fiscal 1996, The Nature Company segment's mail order sales decreased $2.3 million to $6.2 million, or 27.1%, over the first quarter of fiscal 1995 due primarily to a reduction in the number of catalogs mailed and later mailing dates in fiscal 1996 compared with fiscal 1995.

During the first quarter of fiscal 1996, Britches' sales decreased $0.8 million to $29.1 million, or 2.5%, primarily due to a decrease in comparable store sales. Overall, comparable store sales decreased 11.1% during the first quarter of fiscal 1996. Sales of the company's professional men's clothing division, Britches of Georgetowne, were unchanged at $6.0 million and sales of the company's casual men's clothing division, Britches Great Outdoors, decreased $0.8 million to $23.1 million.

                          PART II:  OTHER INFORMATION

Item 1: Legal Proceedings.

              Environmental Matters
              ---------------------
              Note 3 of Notes to Consolidated Condensed Financial Statements in
         Item 1 of Part I hereof is hereby incorporated by reference for information concerning environmental matters.

              Litigation
              ----------
              In May 1994, ICON Health & Fitness, Inc. commenced a civil suit against NordicTrack in the United States District Court for the District of Utah alleging infringement of three patents of ICON, Inc. arising out of NordicTrack's design of its WalkFit treadmill and certain other similar products. Discovery has been completed. In November 1995, the Court granted NordicTrack's Motion for Summary Judgment relating to one of ICON's three patent infringement claims. ICON's other two claims have been scheduled for trial during the summer of 1996.

              In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. This case is still in the discovery stage. The results of an arbitration hearing scheduled for January 1996 in Chicago, Illinois will be binding on both parties.

              While the Company believes it has meritorious defenses, no assurance can be given of a favorable outcome in either the ICON lawsuit or the Wilkinson claim. An unfavorable outcome in both matters could have a material adverse effect on the Company's financial condition. An unfavorable decision in either matter could also have a material adverse effect on the operating results for the period or periods in which such decision occurs.

              On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleged that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. On December 19, 1994, the defendants filed a motion to dismiss the complaint, and on April 7, 1995, the plaintiffs responded by filing an amended complaint which added an allegation that Messrs. Leighton and Tod violated the securities laws by selling CML stock in the Spring of 1994. The Company believes the amended complaint is without merit and intends to vigorously contest the lawsuit. In April 1995, the defendants filed a motion to dismiss this lawsuit. The hearing on this motion is scheduled for mid-December 1995.

                The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such proceedings will not have a material adverse impact on the Company's financial condition or results of operations.


                Tax Matters
                -----------
                The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The Company has been advised by the IRS that the examination will be completed in the near future. Although the Company has not received an official notice, based on recent discussions with IRS personnel, the Company expects that the IRS will propose certain adjustments which, if sustained by the IRS, would be material and result in a tax deficiency for the years under examination. The adjustments expected to be proposed by the IRS primarily relate to:
         (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments made to the former owners of NordicTrack (acquired in June 1986) and to the former owners of Britches of Georgetowne (acquired in August 1983); and (ii) the valuation of certain assets acquired in connection with the acquisition of Britches.

                The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest could have a material adverse effect on the operating results for the period in which such issues are finally resolved and could also have a material adverse effect on the Company's financial condition.


Items 2-5: None.

Item 6:    Exhibits and Reports on Form 8-K.

             (a) Exhibits - See Exhibit Index.

             (b) Reports on Form 8-K:
                     None.


Signatures
----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CML GROUP, INC.
                                     ---------------
                                     (Registrant)


Date: December 11,1995               /s/ Glenn E. Davis
      ----------------               ------------------
                                     Glenn E. Davis
                                     Vice President and Controller
                                     Principal Accounting Officer

                                 EXHIBIT INDEX

                                                                        Page No.
                                                                        --------

 10(a) --  Fourth Amendment to the Company's Third Amended
           and Restated Revolving Credit Agreement dated as of
           July 31, 1993 by and among CML Group, Inc., Citibank N.A.,
           BayBank Boston, N.A. and The First National Bank of Boston   15 - 28

 11    --  Statement Regarding Computation of Earnings (Loss) Per Share   29

 27    --  Financial Data Schedule                                        30