Form 10-Q
period 1996-01-27
CML GROUP INC
filed 1996-03-12
CIK 729576

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 1996

                                       OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM           TO
                               ---------    ----------------
Commission file number 0-12628
                       -------

                                 CML GROUP, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                      04-2451745
 ----------------------                  ----------------------------------
(State of Incorporation)                (IRS Employer Identification Number)


524 Main Street, Acton, Massachusetts                                01720
----------------------------------------                           --------
(Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code:              (508) 264-4155
                                                                 --------------
                                 Not Applicable
         --------------------------------------------------------------
         (Former name, former address and former fiscal year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days.  Yes     X          No
                       ---------         ---------

Number of shares outstanding of each of the issuer's classes of common stock:
49,219,681 shares of common stock, $.10 par value, as of March 5, 1996.

================================================================================

                        CML GROUP, INC. AND SUBSIDIARIES
                        --------------------------------

                                    Form 10-Q


                                      Index
                                      -----

                                                                                 Page
                                                                                 ----
Part I:  Financial Information

         Item 1: Financial Statements

                 Consolidated Condensed Balance Sheets as of
                 January 27, 1996 and July 31, 1995                                3-4

                 Consolidated Condensed Statements of Operations
                 for the three-month and six-month periods ended
                 January 27, 1996 and January 28, 1995                               5

                 Consolidated Condensed Statements of Cash
                 Flows for the six-month periods ended
                 January 27, 1996 and January 28, 1995                               6

                 Notes to Consolidated Condensed Financial Statements             7-10

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                             11-13

Part II: Other Information

         Item 1: Legal Proceedings                                               14-15

         Item 4: Submission of Matters to a Vote of Securities Holders              15

         Signatures                                                                 16

         Exhibit Index                                                              17

                          Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                         CML GROUP, INC. & SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      -------------------------------------

                                     ASSETS
                                          January 27, 1996    July 31, 1995
                                          ----------------    -------------
Current assets:
 Cash and cash equivalents                  $ 17,375,000       $  8,338,000
 Accounts receivable                          34,255,000         51,949,000
 Refundable income taxes                      13,410,000             --
 Prepaid income taxes                         21,340,000          8,710,000
 Inventories:
   Raw materials                               5,946,000         12,970,000
   Work in process                             3,097,000          3,096,000
   Finished goods                             50,429,000         49,378,000
                                            ------------       ------------
     Total inventories                        59,472,000         65,444,000
 Other current assets                         17,911,000         30,286,000
 Net assets of business held for sale         12,048,000         34,314,000
                                            ------------       ------------
     Total current assets                    175,811,000        199,041,000
                                            ------------       ------------
Property, plant and equipment, at cost:
 Land and buildings                           20,006,000         19,865,000
 Machinery and equipment                      81,846,000         77,522,000
 Leasehold improvements                       85,636,000         80,710,000
                                            ------------       ------------
                                             187,488,000        178,097,000
Less accumulated depreciation                 74,176,000         65,057,000
                                            ------------       ------------
                                             113,312,000        113,040,000
                                            ------------       ------------

Goodwill                                      12,341,000         12,521,000

Other assets                                  14,063,000         15,479,000
                                            ------------       ------------
                                            $315,527,000       $340,081,000
                                            ============       ============




            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                          January 27, 1996    July 31, 1995
                                          ----------------    -------------

Current liabilities:
 Current portion of long-term debt          $    187,000       $    203,000
 Accounts payable                             38,033,000         35,156,000
 Accrued compensation                          8,320,000          6,905,000
 Accrued advertising                          12,990,000          4,381,000
 Accrued sales returns                         6,377,000          4,572,000
 Accrued income taxes                            273,000          1,892,000
 Accrued expenses related to discontinued
   operations                                  9,627,000          3,234,000
 Other accrued expenses                       40,652,000         26,165,000
                                            ------------       ------------
 Total current liabilities                   116,459,000         82,508,000
                                            ------------       ------------
Noncurrent liabilities:
 Long-term debt                                   43,000         10,082,000
 Convertible subordinated debentures          41,593,000         41,593,000
 Other noncurrent liabilities                 17,613,000         17,346,000
                                            ------------       ------------
 Total noncurrent liabilities                 59,249,000         69,021,000
                                            ------------       ------------
Stockholders' equity:
 Common stock, par value $.10 per share
   Authorized - 120,000,000 shares
   Issued - 52,170,994 shares
     and 52,076,674 shares                     5,217,000          5,207,000
   Additional paid-in capital                 80,093,000         79,805,000
 Retained earnings                            92,912,000        140,444,000
                                            ------------       ------------
                                             178,222,000        225,456,000
 Less treasury stock, at cost, 3,025,648
 shares and 2,797,791 shares                  38,403,000         36,904,000
                                            ------------       ------------
                                             139,819,000        188,552,000
                                            ------------       ------------
                                            $315,527,000       $340,081,000
                                            ============       ============


            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                 -----------------------------------------------

For the periods ended January 27, 1996
and January 28, 1995
                                                           Three Months                   Six Months
                                                    ---------------------------   ---------------------------
                                                        1996           1995           1996           1995
                                                        ----           ----           ----           ----
Net sales                                           $222,547,000   $278,992,000   $331,412,000   $408,190,000
                                                    ------------   ------------   ------------   ------------
Less costs and expenses:
   Cost of goods sold                                107,492,000    106,263,000    156,087,000    156,572,000
   Selling, general and administrative expenses      135,738,000    112,512,000    219,777,000    188,372,000
   Interest expense                                    1,041,000        376,000      1,573,000        953,000
                                                    ------------   ------------   ------------   ------------
                                                     244,271,000    219,151,000    377,437,000    345,897,000
                                                    ------------   ------------   ------------   ------------
Income (loss) from continuing operations
   before income taxes and extraordinary credit      (21,724,000)    59,841,000    (46,025,000)    62,293,000
Provision (benefit) for income taxes                  (7,286,000)    22,938,000    (16,569,000)    23,858,000
                                                    ------------   ------------   ------------   ------------
Income (loss) from continuing operations
   before extraordinary credit                       (14,438,000)    36,903,000    (29,456,000)    38,435,000
                                                    ------------   ------------   ------------   ------------
Discontinued operations:
   Income from operations, net of
      income taxes                                        --          3,650,000         --          2,999,000
   Provision for loss on disposal, net of
      income tax benefit                             (15,615,000)        --        (15,615,000)        --
                                                    ------------   ------------   ------------   ------------
                                                     (15,615,000)     3,650,000    (15,615,000)     2,999,000
                                                    ------------   ------------   ------------   ------------
Income (loss) before extraordinary credit            (30,053,000)    40,553,000    (45,071,000)    41,434,000
Extraordinary credit - early extinguishment
   of debt, net of income taxes                           --          1,125,000         --          1,125,000
                                                    ------------   ------------   ------------   ------------
Net income (loss)                                   ($30,053,000)  $ 41,678,000   ($45,071,000)  $ 42,559,000
                                                    ============   ============   ============   ============
Earnings (loss) per share:
  Income (loss) from continuing operations
     before extraordinary credit:
     Primary                                              ($0.29)         $0.73         ($0.60)         $0.76
                                                           =====          =====          =====          =====
     Fully diluted                                        ($0.29)         $0.71         ($0.60)         $0.75
                                                           =====          =====          =====          =====
  Income (loss) before extraordinary credit:
     Primary                                              ($0.61)         $0.80         ($0.91)         $0.82
                                                           =====          =====          =====          =====
     Fully diluted                                        ($0.61)         $0.78         ($0.91)         $0.80
                                                           =====          =====          =====          =====
  Net income (loss):
     Primary                                              ($0.61)         $0.82         ($0.91)         $0.84
                                                           =====          =====          =====          =====
     Fully diluted                                        ($0.61)         $0.80         ($0.91)         $0.82
                                                           =====          =====          =====          =====

Weighted average number of shares outstanding         49,559,508     50,680,233     49,665,626     50,743,006


            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                 -----------------------------------------------
                                                                         For the Six Months Ended
                                                                    ------------------------------------
                                                                    January 27, 1996    January 28, 1995
                                                                    ----------------    ----------------

Cash flows from operating activities:
 Net income (loss)                                                   ($45,0711,000)       $ 42,559,000
                                                                      ------------        ------------
 Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
     Provision for loss on disposal of discontinued operation           24,023,000             ---
     Gain on early extinguishment of debt                                  ---              (1,814,000)
     Depreciation and amortization                                      15,931,000          14,496,000
     Loss on disposal of property, plant and equipment                   2,268,000           2,939,000
     Changes in working capital items                                   39,734,000             600,000
     (Increase) decrease in other assets                                 1,445,000          (2,476,000)
     Increase in other noncurrent liabilities                              530,000           1,648,000
                                                                      ------------        ------------
 Total adjustments                                                      83,931,000          15,393,000
                                                                      ------------        ------------
 Net cash provided by operating activities                              38,860,000          57,952,000
                                                                      ------------        ------------
Cash flows from investing activities:
 Additions to property, plant and equipment                            (16,137,000)        (19,918,000)
 Reduction in notes receivable                                              31,000              40,000
                                                                      ------------        ------------
 Net cash used in investing activities                                 (16,106,000)        (19,878,000)
                                                                      ------------        ------------
Cash flows from financing activities:
 Decrease in long-term debt                                            (10,055,000)         (1,121,000)
 Acquisition of convertible debentures                                     ---              (5,778,000)
 Dividends paid                                                         (2,461,000)         (2,001,000)
 Exercise of stock options                                                  95,000             282,000
 Acquisition of treasury stock                                          (1,296,000)         (2,179,000)
                                                                      ------------        ------------

Net cash used in financing activities                                  (13,717,000)        (10,797,000)
                                                                      ------------        ------------
Net increase in cash and cash equivalents during the period              9,037,000          27,277,000
Cash and cash equivalents at the beginning of the period                 8,338,000          28,929,000
                                                                      ------------        ------------
Cash and cash equivalents at the end of the period                    $ 17,375,000        $ 56,206,000
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

Note 2 - Discontinued Operation
-------------------------------

In March 1996, the Company signed a letter of intent for the sale of its Britches of Georgetowne subsidiary for a cash purchase price of $13.5 million, plus the assumption of liabilities, subject to certain adjustments. In connection with the planned sale of Britches, the Company recorded an additional provision for loss on disposal, in the second quarter of fiscal 1996, of $15,615,000, net of an income tax benefit of $8,408,000. The pretax provision for loss on disposal includes a further write-down of Britches' net assets to estimated net realizable value and the accrual of estimated operating losses through the expected sale date. The estimated net realizable value of Britches' net assets has been included in current assets on the accompanying consolidated condensed balance sheet at January 27, 1996. The sale is subject to negotiation and execution of a definitive purchase agreement.

Note 3 - Long-term Debt
-----------------------

Consolidated long-term debt is summarized as follows:

                                         January 27, 1996   July 31, 1995
                                         ----------------   -------------
Revolving credit loan                        $  ---          $10,000,000
Note payable                                  119,000            199,000
Obligations under capital leases              111,000             86,000
                                             --------        -----------
                                              230,000         10,285,000
Less current portion                          187,000            203,000
                                             --------        -----------
Long-term debt                               $ 43,000        $10,082,000
                                             ========        ===========

The Company is in violation of certain covenants under its existing $55 million revolving credit facility and is restricted from borrowing under such facility. The Company's lenders, however, continue to issue letters of credit on behalf of the Company and the Company had letters of credit outstanding in an aggregate amount of $20,484,000 as of January 27, 1996. The Company has signed a commitment letter with two banks for a new three-year $100 million revolving credit facility to be secured by the assets of the Company and its subsidiaries. The new facility, which is subject to completion of due diligence and execution of a definitive agreement, will include requirements relating to the achievement of certain earnings levels by NordicTrack and The Nature Company. In addition, the agreement will restrict dividends and advances between the Company and its subsidiaries. Advances outstanding under the agreement will bear interest at the prime rate plus 3/4 of 1%.

Note 4 - Contingencies
----------------------

     Litigation
     ----------

     In May 1994, ICON Health & Fitness, Inc. ("ICON") commenced a civil suit against NordicTrack in the United States District Court for the District of Utah alleging infringement of three patents arising out of NordicTrack's design of its WalkFit treadmill and certain other similar products. Discovery has been completed. In November 1995, the Court granted NordicTrack's Motion for Summary Judgment relating to one of ICON's three patent infringement claims. ICON's other two claims have been scheduled for trial during the summer of 1996. While the Company believes it has meritorious defenses, no assurance can be given of a favorable outcome in the ICON lawsuit. An unfavorable outcome could have a material adverse effect on the Company's operating results for the period in which such decision occurs and could also have a material adverse effect on the Company's financial condition.

     In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. Included in the Company's loss from continuing operations for the quarter ended January 27, 1996 is a $4.0 million pre-tax charge for settlement of this claim in January 1996.

     On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleged that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. On December 19, 1994, the defendants filed a motion to dismiss the complaint, and on April 7, 1995, the plaintiffs responded by filing an amended complaint which added an allegation that Messrs. Leighton and Tod violated the securities laws by selling CML stock in the Spring of 1994. The Company believes the amended complaint is without merit and intends to vigorously contest the lawsuit. In April 1995, the defendants filed a motion to dismiss this lawsuit. A hearing on this motion was held on December 14, 1995.

     In February 1996, NordicTrack agreed to a proposed consent agreement with the Federal Trade Commission ("FTC") to settle allegations that it made false and unsubstantiated weight loss and weight maintenance claims in advertising its cross-country ski exercise machines. The FTC alleged that NordicTrack based these claims on studies with various methodological flaws. The proposed consent agreement would prohibit NordicTrack from misrepresenting the existence or results of any study or survey relating to weight loss and making certain claims with respect to its exercise equipment without reliable supporting evidence. The proposed consent agreement will be published in the Federal Register and will be subject to public comment for 60 days, after which the FTC will decide whether to make it final. No civil penalties are expected to be imposed by the FTC as a result of the proposed consent agreement.

     On or about February 23, 1996, an alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint, entitled Elissa Crespi, on behalf of Herself and All Other Similarly Situated v. NordicTrack, Inc., against NordicTrack in the Supreme Court of the State of New York, County of New York (the "Crespi Complaint"). On or about February 26, 1996, another alleged purchaser of a cross-country ski exercise machine filed a Class Action Complaint in the same court, entitled Wendy Penel, on behalf of Herself and All Others Similarly Situated, v. NordicTrack, Inc. (the "Penel Complaint"). The Crespi Complaint alleges that NordicTrack made false and misleading claims concerning the weight-loss of persons using its ski-exerciser and thereby defrauded its customers, breached warranties and violated Section 349 of the New York General Business Law. The Penel Complaint alleges that NordicTrack misrepresented the results of a weight-loss study and made unsubstantiated claims regarding weight loss and/or weight maintenance benefits from the use of NordicTrack's cross-country ski exercise machines. The Penel Complaint asserts claims of negligent misrepresentation, breach of an express warranty, and common law fraud. Each plaintiff seeks to represent a class consisting of all persons in the United States who purchased NordicTrack ski exercisers. The plaintiff in the Crespi Complaint seeks for herself and the alleged class unspecified actual and punitive damages, rescission, attorneys' fees, costs and an order requiring NordicTrack to make corrective disclosures. The plaintiff in the Penel Complaint seeks restitution of all amounts paid by her and the alleged class members for NordicTrack cross-country ski exercise machines, together with interest, attorneys' fees, costs, and any additional and consequential damages for injuries suffered by the plaintiff and alleged class members. NordicTrack believes it has meritorious defenses to these complaints and intends to vigorously contest these lawsuits. These lawsuits are in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company of unfavorable outcomes.

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

     Tax Matters
     -----------

     The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The Company has been advised by the IRS that the examination will be completed in the near future. Although the Company has not received an official notice, based on recent discussions with IRS personnel, the Company expects that the IRS will propose certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments expected to be proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments made to the former owners of NordicTrack (acquired in June 1986) and to the former owners of Britches of Georgetowne (acquired in August 1983); and (ii) the valuation of certain assets acquired in connection with the acquisition of Britches.

     The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest could have a material adverse effect on the Company's operating results for the period in which such issues are finally resolved and could also have a material adverse effect on the Company's financial condition.

Note 5 - Dividends
------------------

     On December 1, 1995, the Board of Directors declared a cash dividend of $0.025 per share, payable March 21, 1996 to shareholders of record as of March 6, 1996.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations.
          ---------------------

Financial Condition
-------------------

Stockholders' equity at January 27, 1996 decreased $48.8 million to $139.8 million from $188.6 million at July 31, 1995 due primarily to a net loss of $45.1 million, which includes a $15.6 million loss from discontinued operations, net of an income tax benefit resulting from the planned sale of Britches of Georgetowne. In March 1996, the Company signed a letter of intent for the sale of substantially all of the assets of Britches of Georgetowne at a purchase price of $13.5 million in cash plus the assumption of liabilities subject to certain adjustments. The sale is subject to the negotiation and execution of a definitive purchase agreement. The Company's working capital decreased to $59.4 million at January 27, 1996 from $116.5 million at July 31, 1995. The decrease in working capital is primarily attributable to decreases in accounts receivable, inventories, other current assets and net assets of business held for sale and increases in accrued advertising, accrued expenses related to discontinued operations and other accrued expenses partially offset by increases in refundable and prepaid income taxes. During the first six months of fiscal 1996, the Company spent approximately $16.1 million on additions to property, plant and equipment and repaid $10.1 million of long-term debt. Although the Company had no outstanding bank borrowings at January 27, 1996, the Company is in violation of certain covenants under its existing $55 million revolving credit facility and is restricted from making future borrowings under such facility. The Company's lenders, however, continue to issue letters of credit on behalf of the Company and the Company had letters of credit outstanding in an aggregate amount of $20,484,000 as of January 27, 1996. The Company has signed a commitment letter with two banks for a new three-year $100 million revolving credit facility which will be secured by the assets of the Company. The closing of the new facility is subject to completion of due diligence and final documentation.

Results of Operations
---------------------

The Company's continuing operations consist of two segments, NordicTrack and the Nature Company Segment ("NC Segment"). The NC Segment includes The Nature Company, Smith & Hawken and Hear Music.

During the second quarter of fiscal 1996, net sales of the Company's continuing operations decreased by $56.4 million to $222.5 million, or 20.2%, over the second quarter of fiscal 1995. The Company incurred a loss of $14.4 million from continuing operations in the second quarter of fiscal 1996 compared with income of $36.9 million from continuing operations during the same period of fiscal 1995. The decrease in income from continuing operations is primarily due to a decrease in sales and an increase in selling, general and administrative expenses.

For the first six months of fiscal 1996, sales from continuing operations decreased by $76.8 million to $331.4 million, or 18.8%, compared with the first six months of fiscal 1995. In addition, income from continuing operations during the first six months of fiscal 1996 declined by $67.9 million over the same period in fiscal 1995, resulting in a net loss of $29.5 million in fiscal 1996. The decline in income from continuing operations is primarily attributable to lower sales and higher selling, general and administrative expenses.

Total retail store sales from continuing operations increased by $6.0 million to $166.8 million, or 3.7%, over the second quarter of fiscal 1995 primarily due to the addition of new Smith & Hawken stores and Nordic Advantage stores and kiosks. During the second quarter of fiscal 1996, comparable store sales decreased by 18.8%. Direct response and mail order sales in the second quarter of fiscal 1996 decreased by $62.4 million to $55.7 million, or 52.8%, over the second quarter of fiscal 1995 primarily due to lower direct response sales at NordicTrack.

Retail sales from continuing operations during the first six months of fiscal 1996 increased by 6.0%, to $236.2 million, over the same period in fiscal 1995 primarily due to the addition of new Smith & Hawken stores and Nordic Advantage stores and kiosks. Comparable store sales declined 19.3% in the first six months of fiscal 1996. Direct response and mail order sales were $95.2 million during the first six months of fiscal 1996, a decline of $90.1 million, or 48.6%, over the comparable period in fiscal 1995.

Cost of goods sold increased as a percentage of sales from 38.1% in the second quarter of fiscal 1995 to 48.3% in the second quarter of fiscal 1996. For the first six months of the year, cost of goods sold increased from 38.4% in fiscal 1995 to 47.1% in fiscal 1996. Cost of goods sold increased as a percentage of sales primarily due to increased sales promotions offered by NordicTrack and the NC Segment in response to a more competitive consumer environment, higher materials prices, higher overhead rate and labor costs at NordicTrack and an increase in the proportion of NordicTrack's sales which are accounted for by products with higher costs of goods sold. Selling, general and administrative expenses increased as a percentage of sales from 40.3% in the second quarter of fiscal 1995 to 61.0% in the second quarter of fiscal 1996, and from 46.1% in the first six months of fiscal 1995 to 66.3% in the first six months of fiscal 1996. The increase in selling, general and administrative expenses as a percentage of sales is due to less efficient advertising at NordicTrack, fixed costs at stores which experienced a decrease in comparable store sales and higher operating expenses attributable to the increased number of kiosks.

Interest expense was $0.4 million, or 0.1% of sales, in the second quarter of fiscal 1995 compared to $1.0 million, or 0.5% of sales, in the second quarter of fiscal 1996. For the first six months of the year, interest was $1.0 million, or 0.2% of sales, in fiscal 1995 and $1.6 million, or 0.5% of sales, in fiscal 1996.

During the second quarter of fiscal 1996, the Company recorded an income tax benefit of 33.5% from continuing operations compared with a provision for income taxes on continuing operations of 38.3% during the second quarter of fiscal 1995. In the first six months of fiscal 1996, the Company recorded an income tax benefit of 36.0% for continuing operations compared with an income tax provision of 38.3% of income from continuing operations during the first six months of fiscal 1995.

During the second quarter of fiscal 1996, NordicTrack's total sales decreased by $47.0 million to $141.5 million, or 24.9%, over the second quarter of fiscal 1995. NordicTrack sales declined by $65.4 million to $214.4 million in the first six months of fiscal 1996 compared with the same period in fiscal 1995. Approximately 70.0% and 64.7% of NordicTrack's total sales in the second quarter and first six months of fiscal 1996, respectively, were accounted for by sales at its Nordic Advantage subsidiary which operates retail stores and mall kiosks. Nordic Advantage's retail sales increased from $88.2 million in the second quarter of fiscal 1995 to $99.0 million in the second quarter of fiscal 1996, and from $120.9 million in the first half of fiscal 1995 to $138.6 million in the first half of fiscal 1996. The retail sales increases are primarily due to the opening of new mall kiosks. At the end of the second fiscal quarter of 1996, Nordic Advantage operated 265 mall kiosks, up from 114 at the end of the second quarter of fiscal 1995. Nordic Advantage also had 130 stores open at the end of the second quarter of fiscal 1996 compared with 108 stores at the end of the second quarter of fiscal 1995. Nordic Advantage's comparable store sales decreased 23.3% during the second quarter of fiscal 1996 and 25.3% during the first six months of fiscal

1996 compared with the same periods of fiscal 1995. In the second quarter, direct response sales decreased $57.8 million to $42.5 million, or 57.6%, and they decreased $83.1 million to $75.8 million, or 52.3%, in the first six months of fiscal 1996.

The NC Segment experienced a 10.5% decline in sales during the second quarter of fiscal 1996. Total sales in the fiscal 1996 second quarter were $81.0 million. Total sales for the NC Segment during the first half of fiscal 1996 declined by $11.4 million to $117.0 million, or by 8.9%, over the same period in fiscal 1995. Retail sales, which comprise 83.6% of this segment's sales for the second quarter of fiscal 1996, declined $4.8 million to $67.7 million, or 6.6%, compared with retail sales for the second quarter of fiscal 1995. The decline in retail sales during the quarter is primarily attributable to the decline in comparable store sales. Comparable store sales for the NC Segment declined by 14.5% in the second quarter of fiscal 1996. Retail sales for this segment, which were 83.4% of total sales for the first half of fiscal 1996, decreased by $4.4 million, or 4.3%, to $97.6 million compared with $101.9 million during the first six months of fiscal 1995. Comparable store sales for the NC Segment decreased by 13.5% in the first six months of fiscal 1996. The NC Segment operated 156 stores at the end of the second quarter of fiscal 1996.

                           PART II: OTHER INFORMATION

Item 1:   Legal Proceedings.

          Environmental Matters
          ---------------------

          Note 4 of Notes to Consolidated Condensed Financial Statements in
       Item 1 of Part I hereof is hereby incorporated by reference for information concerning environmental matters.

          Litigation
          ----------

          In May 1994, ICON Health & Fitness, Inc. ("ICON") commenced a civil suit against NordicTrack in the United States District Court for the District of Utah alleging infringement of three patents arising out of NordicTrack's design of its WalkFit treadmill and certain other similar products. Discovery has been completed. In November 1995, the Court granted NordicTrack's Motion for Summary Judgment relating to one of ICON's three patent infringement claims. ICON's other two claims have been scheduled for trial during the summer of 1996. While the Company believes it has meritorious defenses, no assurance can be given of a favorable outcome in the ICON lawsuit. An unfavorable outcome could have a material adverse effect on the Company's operating results for the period in which such decision occurs and could also have a material adverse effect on the Company's financial condition.

          In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. Included in the Company's loss from continuing operations for the quarter ended January 27, 1996 is a $4.0 million pre-tax charge for settlement of this claim in January 1996.

          On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleged that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. On December 19, 1994, the defendants filed a motion to dismiss the complaint, and on April 7, 1995, the plaintiffs responded by filing an amended complaint which added an allegation that Messrs. Leighton and Tod violated the securities laws by selling CML stock in the Spring of 1994. The Company believes the amended complaint is without merit and intends to vigorously contest the lawsuit. In April 1995, the defendants filed a motion to dismiss this lawsuit. A hearing on this motion was held on December 14, 1995.

          In February 1996, NordicTrack agreed to a proposed consent agreement with the Federal Trade Commission ("FTC") to settle allegations that it made false and unsubstantiated weight loss and weight maintenance claims in advertising its cross-country ski exercise machines. The FTC alleged that NordicTrack based these claims on studies with various methodological flaws. The proposed consent agreement would prohibit NordicTrack from misrepresenting the existence or results of any study or survey relating to weight loss and making certain claims with respect to its exercise equipment without reliable supporting evidence. The proposed consent agreement will be published in the Federal Register and will be subject to public comment for 60 days, after which the FTC will decide whether to make it final. No civil penalties are expected to be imposed by the FTC as a result of the proposed consent agreement.

          On or about February 23, 1996, an alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint, entitled Elissa Crespi, on behalf of Herself and All Other Similarly Situated v. NordicTrack, Inc., against NordicTrack in the Supreme Court of the State of New York, County of New York (the "Crespi Complaint"). On or about February 26, 1996, another alleged purchaser of a cross-country ski exercise machine filed a Class Action Complaint in the same court, entitled Wendy Penel, on behalf of Herself and All Others Similarly Situated, v. NordicTrack, Inc. (the "Penel Complaint"). The Crespi Complaint alleges that NordicTrack made false and misleading claims concerning the weight-loss of persons using its ski-exerciser and thereby defrauded its customers, breached warranties and violated Section 349 of the New York General Business Law. The Penel Complaint alleges that NordicTrack misrepresented the results of a weight-loss study and made unsubstantiated claims regarding weight loss and/or weight maintenance benefits from the use of NordicTrack's cross-country ski exercise machines. The Penel Complaint asserts claims of negligent misrepresentation, breach of an express warranty, and common law fraud. Each plaintiff seeks to represent a class consisting of all persons in the United States who purchased NordicTrack ski exercisers. The plaintiff in the Crespi Complaint seeks for herself and the alleged class unspecified actual and punitive damages, rescission, attorneys' fees, costs and an order requiring NordicTrack to make corrective disclosures. The plaintiff in the Penel Complaint seeks restitution of all amounts paid by her and the alleged class members for NordicTrack cross-country ski exercise machines, together with interest, attorneys' fees, costs, and any additional and consequential damages for injuries suffered by the plaintiff and alleged class members. NordicTrack believes it has meritorious defenses to these complaints and intends to vigorously contest these lawsuits. These lawsuits are in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company of unfavorable outcomes.

          The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such proceedings will not have a material adverse impact on the Company's financial condition or results of operations.

          Tax Matters
          -----------

          The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The Company has been advised by the IRS that the examination will be completed in the near future. Although the Company has not received an official notice, based on recent discussions with IRS personnel, the Company expects that the IRS will propose certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments expected to be proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments made to the former owners of NordicTrack (acquired in June 1986) and to the former owners of Britches of Georgetowne (acquired in August
       1983); and (ii) the valuation of certain assets acquired in connection with the acquisition of Britches.

          The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest could have a material adverse effect on the Company's operating results for the period in which such issues are finally resolved and could also have a material adverse effect on the Company's financial condition.


Items 2-3: None.

Item  4:   Submission of Matters to a Vote of Security Holders:

          The Company held its Annual Meeting of Stockholders on December 1, 1995. At this meeting the stockholders of the Company elected G. Robert Tod as a Class B Director (by votes of 38,683,208 shares of Common Stock in favor and 2,420,203 shares of Common Stock withheld), Dr. Roy W. Menninger as a Class B Director (by votes of 38,692,552 shares of Common Stock in favor and 2,410,859 shares of Common Stock withheld) and Lauren
       M. Tyler as a Class B Director (by votes of 38,639,796 shares of Common Stock in favor and 2,463,615 shares of Common Stock withheld). Each of the newly elected Class B Directors is to serve for a term of three years. The other directors of the Company whose terms of office as directors continued after the meeting are Howard H. Callaway, Charles M. Leighton, Thomas H. Lenagh, Alison Taunton-Rigby and Ralph F. Verni.

          At the Annual Meeting, stockholders holding 33,855,456 shares of Common Stock voted to approve the Company's 1996 Employee Stock Purchase Plan. Stockholders holding 5,679,053 shares of Common Stock voted against the 1996 Employee Stock Purchase Plan and stockholders holding 1,568,902 shares of Common Stock abstained.

          At the Annual Meeting, stockholders holding 34,459,696 shares of Common Stock voted to approve the Company's 1996 Director Option Plan. Stockholders holding 4,934,623 shares of Common Stock voted against the 1996 Director Option Plan and stockholders holding 1,709,092 shares of Common Stock abstained.

          At the Annual Meeting, stockholders holding 40,731,629 shares of Common Stock voted to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year. Stockholders holding 233,365 shares of Common Stock voted against such ratification and stockholders holding 138,417 shares of Common Stock abstained. No "broker non-votes" were recorded at the Annual Meeting of Stockholders.

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


                                 CML GROUP, INC.
                                 ---------------------------
                                  (Registrant)


Date: March 12, 1996             /s/Glenn E. Davis
      --------------             ---------------------------
                                 Glenn E. Davis
                                 Vice President, Finance
                                 Principal Financial Officer


                                  EXHIBIT INDEX


                                                                       Page No.
                                                                       --------
10(a) -- 1996 Director Option Plan                                       18-23

10(b) -- 1996 Employee Stock Purchase Plan                               24-31

11    -- Statement Regarding Computation of Earnings (Loss) Per Share       32

27    -- Financial Data Schedule                                            33


