Form 10-Q/A
period 1996-01-27
CML GROUP INC
filed 1996-03-15
CIK 729576

--------------------------------------------------------------------------------

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q/A
                        AMENDMENT NO. 1 TO FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 27, 1996

                                     OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO
                               ----------    ---------

Commission file number 0-12628
                       -------

                               CML GROUP, INC.
           ------------------------------------------------------
           (Exact Name of Registrant as Specified in its Charter)

        Delaware                                           04-2451745
------------------------                    ------------------------------------
(State of Incorporation)                    (IRS Employer Identification Number)

 524 Main Street, Acton, Massachusetts                                01720
----------------------------------------                            ----------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (508) 264-4155
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


--------------------------------------------------------------------------------

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the fiscal quarter ended January 27, 1996 as set forth in the pages attached hereto:

        Part I: Financial Information, Item 1: Financial Statements. Part I,
Item 1 is hereby amended and replaced in its entirety by the financial statements attached hereto to reflect a correction to the Consolidated Condensed Statements of Cash Flows whereby the number "($45,0711,000)" on the "net income
(loss)" line is replaced by "($45,071,000)".

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

          See Notes to Consolidated Condensed Financial Statements.


                                         CML GROUP, INC. & SUBSIDIARIES
                                 Consolidated Condensed Statements of Cash Flows
                                 -----------------------------------------------

                                                                         For the Six Months Ended
                                                                 -----------------------------------------
                                                                 January 27, 1996         January 28, 1995
                                                                 ----------------         ----------------
Cash flows from operating activities:
   Net income (loss)                                              ($45,071,000)             $ 42,559,000
                                                                  ------------              ------------
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
         Provision for loss on disposal of discontinued operation   24,023,000                   --
         Gain on early extinguishment of debt                          --                     (1,814,000)
         Depreciation and amortization                              15,931,000                14,496,000
         Loss on disposal of property, plant and equipment           2,268,000                 2,939,000
         Changes in working capital items                           39,734,000                   600,000
         (Increase) decrease in other assets                         1,445,000                (2,476,000)
         Increase in other noncurrent liabilities                      530,000                 1,648,000
                                                                  ------------              ------------
   Total adjustments                                                83,931,000                15,393,000
                                                                  ------------              ------------
   Net cash provided by operating activities                        38,860,000                57,952,000
                                                                  ------------              ------------
Cash flows from investing activities:
   Additions to property, plant and equipment                      (16,137,000)              (19,918,000)
   Reduction in notes receivable                                        31,000                    40,000
                                                                  ------------              ------------
   Net cash used in investing activities                           (16,106,000)              (19,878,000)
                                                                  ------------              ------------
Cash flows from financing activities:
   Decrease in long-term debt                                      (10,055,000)               (1,121,000)
   Acquisition of convertible debentures                               --                     (5,778,000)
   Dividends paid                                                   (2,461,000)               (2,001,000)
   Exercise of stock options                                            95,000                   282,000
   Acquisition of treasury stock                                    (1,296,000)               (2,179,000)
                                                                  ------------              ------------

   Net cash used in financing activities                           (13,717,000)              (10,797,000)
                                                                  ------------              ------------
Net increase in cash and cash equivalents during the period          9,037,000                27,277,000
Cash and cash equivalents at the beginning of the period             8,338,000                28,929,000
                                                                  ------------              ------------
Cash and cash equivalents at the end of the period                $ 17,375,000              $ 56,206,000
                                                                  ============              ============


          See Notes to Consolidated Condensed Financial Statements.

                        CML GROUP, INC & SUBSIDIARIES

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

Note 3 - Long-term Debt
-----------------------

Consolidated long-term debt is summarized as follows:
                                                         January 27, 1996     July 31, 1995
                                                         ----------------     -------------
            Revolving credit loan                            $  --              $10,000,000
            Note payable                                      119,000               199,000
            Obligations under capital leases                  111,000                86,000
                                                             --------           -----------
                                                              230,000            10,285,000
            Less current portion                              187,000               203,000
                                                             --------           -----------
            Long-term debt                                   $ 43,000           $10,082,000
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

        In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. Included in the Company's loss from continuing operations for the quarter ended January 27, 1996 is a $4.0 million pre-tax charge for the settlement of this claim in January 1996.

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CML GROUP, INC.

         Date:  March 15, 1996                  By:  /s/Glenn E. Davis
                                                     -----------------
                                                     Glenn E. Davis
                                                     Vice President, Finance
                                                     Principal Financial Officer