Form 10-Q
period 1996-04-27
CML GROUP INC
filed 1996-06-11
CIK 729576

===============================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 27, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM___________ TO ____________

Commission file number 0-12628
                       -------

                                 CML GROUP, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                        04-2451745
         --------                                        ----------
(State of Incorporation)                   (IRS Employer Identification Number)


524 Main Street, Acton, Massachusetts                               01720
- -------------------------------------                               -----
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:             (508)264-4155
                                                                -------------

                                 Not Applicable
               ----------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                    ---    ---

Number of shares outstanding of each of the issuer's classes of common stock:
49,219,704 shares of common stock, $.10 par value, as of June 6, 1996.



===============================================================================

                        CML GROUP, INC. AND SUBSIDIARIES
                        --------------------------------

                                    Form 10-Q



                                      Index
                                      -----

                                                                           Page
                                                                           ----
Part I:  Financial Information

         Item 1: Financial Statements

                 Consolidated Condensed Balance Sheets as of
                 April 27, 1996 and July 31, 1995                         3 - 4

                 Consolidated Condensed Statements of Operations for the three-month and nine-month periods ended April 27, 1996
                 and April 29, 1995                                           5

                 Consolidated Condensed Statements of Cash Flows for the nine-month periods ended April 27, 1996
                 and April 29, 1995                                           6

                 Notes to Consolidated Condensed Financial Statements     7 -11

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                    12 - 14

Part II: Other Information

         Item 1: Legal Proceedings                                      15 - 17

         Item 6: Exhibits and Reports on Form 8-K                            17

         Signatures                                                          17

         Exhibit Index                                                       18

                          Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                         CML GROUP, INC. & SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      -------------------------------------

                                     ASSETS

                                          April 27, 1996    July 31, 1995
                                          --------------    -------------

Current assets:
   Cash and cash equivalents              $  3,475,000      $  8,338,000
   Accounts receivable                      16,529,000        51,949,000
   Refundable income taxes                  36,647,000               --
   Prepaid income taxes                     17,667,000         8,710,000
   Inventories:
     Raw materials                           2,942,000        12,970,000
     Work in process                         1,302,000         3,096,000
     Finished goods                         26,070,000        49,378,000
                                          ------------      ------------
       Total inventories                    30,314,000        65,444,000
   Other current assets                     16,390,000        30,286,000
   Net assets of businesses held for sale   39,870,000        34,314,000
                                          ------------      ------------
       Total current assets                160,892,000       199,041,000
                                          ------------      ------------
Property, plant and equipment, at cost:
   Land and buildings                       19,337,000        19,865,000
   Machinery and equipment                  42,649,000        77,522,000
   Leasehold improvements                   31,093,000        80,710,000
                                          ------------      ------------
                                            93,079,000       178,097,000
Less accumulated depreciation               32,799,000        65,057,000
                                          ------------      ------------
                                            60,280,000       113,040,000
                                          ------------      ------------
Goodwill                                     8,841,000        12,521,000
Other assets                                11,811,000        15,479,000
                                          ------------      ------------
                                          $241,824,000      $340,081,000
                                          ============      ============








            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES

                      Consolidated Condensed Balance Sheets
                      -------------------------------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                              April 27, 1996     July 31, 1995
                                              --------------     -------------

Current liabilities:
   Current portion of long-term debt            $    160,000      $    203,000
   Accounts payable                               20,386,000        35,156,000
   Accrued compensation                            6,075,000         6,905,000
   Accrued advertising                             7,338,000         4,381,000
   Accrued sales returns                           4,680,000         4,572,000
   Accrued income taxes                              132,000         1,892,000
   Accrued expenses of businesses held for sale    8,782,000                --
   Accrued expenses related to discontinued
      operations                                   6,710,000         3,234,000
   Other accrued expenses                         32,597,000        26,165,000
                                                ------------      ------------
   Total current liabilities                      86,860,000        82,508,000
                                                ------------      ------------
Noncurrent liabilities:
   Long-term debt                                  2,876,000        10,082,000
   Convertible subordinated debentures            41,593,000        41,593,000
   Other noncurrent liabilities                    6,746,000        17,346,000
                                                ------------      ------------
   Total noncurrent liabilities                   51,215,000        69,021,000
                                                ------------      ------------
Stockholders' equity:
   Common stock, par value $.10 per share
     Authorized - 120,000,000 shares
     Issued - 52,215,924 shares and
       52,076,674 shares                           5,222,000         5,207,000
     Additional paid-in capital                   79,715,000        79,805,000
   Retained earnings                              56,668,000       140,444,000
                                                ------------      ------------
                                                 141,605,000       225,456,000
   Less treasury stock, at cost,
   2,966,941 shares and 2,797,791 shares          37,856,000        36,904,000
                                                ------------      ------------
                                                 103,749,000       188,552,000
                                                ------------      ------------
                                                $241,824,000      $340,081,000
                                                ============      ============










            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES

                 Consolidated Condensed Statements of Operations
                 -----------------------------------------------

For the periods ended April 27, 1996
and April 29, 1995
                                                            Three Months                  Nine Months
                                                            ------------                  -----------
                                                        1996           1995           1996           1995
                                                        ----           ----           ----           ----

Net sales                                           $138,341,000   $179,525,000   $469,753,000   $587,715,000
                                                    ------------   ------------   ------------   ------------
Less costs and expenses:
    Cost of goods sold                                63,952,000     70,998,000    220,039,000    227,570,000
    Selling, general and administrative expenses      98,882,000    110,655,000    318,659,000    299,027,000
    Loss on disposition of assets                     30,824,000             --     30,824,000             --
    Interest expense (income)                            520,000       (147,000)     2,093,000        806,000
                                                    ------------   ------------   ------------   ------------
                                                     194,178,000    181,506,000    571,615,000    527,403,000
                                                    ------------   ------------   ------------   ------------
Income (loss) from continuing operations
    before income taxes and extraordinary credit     (55,837,000)    (1,981,000)  (101,862,000)    60,312,000
Provision (benefit) for income taxes                 (19,592,000)    (1,301,000)   (36,161,000)    22,557,000
                                                    ------------   ------------   ------------   ------------
Income (loss) from continuing operations
    before extraordinary credit                      (36,245,000)      (680,000)   (65,701,000)    37,755,000
                                                    ------------   ------------   ------------   ------------
Discontinued operations:
    Loss from operations, net of income tax benefit           --     (4,345,000)            --     (1,346,000)
    Provision for loss on disposal, net of
        income tax benefit                                    --    (35,678,000)   (15,615,000)   (35,678,000)
                                                    ------------   ------------   ------------   ------------
                                                              --    (40,023,000)   (15,615,000)   (37,024,000)
                                                    ------------   ------------   ------------   ------------

Income (loss) before extraordinary credit            (36,245,000)   (40,703,000)   (81,316,000)       731,000
Extraordinary credit - early extinguishment
    of debt, net of income taxes                              --      1,073,000             --      2,198,000
                                                    ------------   ------------   ------------   ------------
Net income (loss)                                   $(36,245,000)  $(39,630,000)  $(81,316,000)  $  2,929,000
                                                    ============   ============   ============   ============

Earnings (loss) per share:
   Income (loss) from continuing operations
      before extraordinary credit:
      Primary                                       $      (0.74)  $      (0.01)  $      (1.33)  $       0.75
                                                    ============   ============   ============   ============
      Fully diluted                                 $      (0.74)  $      (0.01)  $      (1.33)  $       0.75
                                                    ============   ============   ============   ============
   Income (loss) before extraordinary credit:
      Primary                                       $      (0.74)  $      (0.82)  $      (1.65)  $       0.01
                                                    ============   ============   ============   ============
      Fully diluted                                 $      (0.74)  $      (0.82)  $      (1.65)  $       0.01
                                                    ============   ============   ============   ============
   Net income (loss):
      Primary                                       $      (0.74)  $      (0.80)  $      (1.65)  $       0.06
                                                    ============   ============   ============   ============
      Fully diluted                                 $      (0.74)  $      (0.80)  $      (1.65)  $       0.06
                                                    ============   ============   ============   ============

Weighted average number of shares outstanding         49,470,085     50,216,999     49,600,446     50,565,802




                  See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES

                     Consolidated Condensed Statements of Cash Flows
                     -----------------------------------------------

                                                                        For the Nine Months Ended
                                                                        -------------------------
                                                                     April 27, 1996   April 29, 1995
                                                                     --------------   --------------

Cash flows from operating activities:
Net income (loss)                                                    $(81,316,000)     $  2,929,000
                                                                     ------------      ------------
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Provision for loss on disposition of assets                     30,824,000                --
       Provision for loss on disposal of discontinued operations       24,023,000        40,988,000
       Gain on early extinguishment of debt                                    --        (2,198,000)
       Depreciation and amortization                                   23,682,000        22,432,000
       Loss on disposal of property, plant and equipment                3,831,000         2,367,000
       Changes in working capital items                                12,497,000       (26,663,000)
       (Increase) decrease in other assets                              2,341,000        (2,657,000)
       Decrease in other noncurrent liabilities                        (2,414,000)         (264,000)
                                                                     ------------      ------------
   Total adjustments                                                   94,784,000        34,005,000
                                                                     ------------      ------------
   Net cash provided by operating activities                           13,468,000        36,934,000
                                                                     ------------      ------------
Cash flows from investing activities:
   Additions to property, plant and equipment                         (18,987,000)      (26,818,000)
   Net proceeds from sale of discontinued operation                    11,516,000                --
   Reduction in notes receivable                                           44,000            72,000
                                                                     ------------      ------------
   Net cash used in investing activities                               (7,427,000)      (26,746,000)
                                                                     ------------      ------------
Cash flows from financing activities:
   Decrease in long-term debt                                          (7,249,000)       (1,169,000)
   Acquisition of convertible debentures                                       --       (11,991,000)
   Dividends paid                                                      (2,460,000)       (2,998,000)
   Exercise of stock options                                              101,000           529,000
   Acquisition of treasury stock                                       (1,296,000)       (8,236,000)
                                                                     ------------      ------------
  Net cash used in financing activities                               (10,904,000)      (23,865,000)
                                                                     ------------      ------------
  Net decrease in cash and cash equivalents during the period          (4,863,000)      (13,677,000)
Cash and cash equivalents at the beginning of the period                8,338,000        28,929,000
                                                                     ------------      ------------
Cash and cash equivalents at the end of the period                   $  3,475,000      $ 15,252,000
                                                                     ============      ============


            See Notes to Consolidated Condensed Financial Statements.

                          CML GROUP, INC & SUBSIDIARIES


              Notes to Consolidated Condensed Financial Statements
              ----------------------------------------------------

Note 1
- ------

The accompanying consolidated condensed financial statements and notes should be read in conjunction with the financial statements contained in the Company's Annual Report on Form 10-K. In the opinion of management, the accompanying consolidated condensed financial statements include all adjustments necessary for a fair presentation of the results of the interim periods presented and, except for the adjustments relating to the sale of Britches of Georgetowne (see
Note 2) and the planned divestitures of The Nature Company and Hear Music (see
Note 3), all such adjustments are of a normal recurring nature. The retail industry is seasonal in nature and the results of operations for the interim periods presented may not be indicative of the results for a full year.

Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

Note 2 - Discontinued Operations
- --------------------------------

On April 12, 1996, the Company sold the common stock of its Britches of Georgetowne subsidiary for $13,400,000 (including $1,884,000 placed in escrow) in cash plus the assumption of certain liabilities. Included in the Company's net loss for the nine month period ended April 27, 1996 is an additional $15,615,000 provision for loss on disposal, net of an $8,408,000 income tax benefit, to write-down Britches' net assets to net realizable value and accrue for operating losses through the disposal date.

Note 3 - Divestiture of The Nature Company and Hear Music
- ---------------------------------------------------------

During the third quarter of fiscal 1996, the Company decided to divest its Nature Company and Hear Music subsidiaries. The Nature Company, Hear Music and Smith & Hawken comprise the Nature Company Segment ("NC Segment"). Included in the loss from continuing operations for the third quarter of fiscal 1996 is a pretax charge of $30,824,000 to write-down The Nature Company and Hear Music's net assets to estimated net realizable value and to accrue estimated operating losses until disposition, estimated lease termination and assignment costs and other transaction costs. In June 1996, the Company sold substantially all of the assets of The Nature Company for a cash purchase price of $39,870,000 plus the assumption of certain liabilities. The estimated net realizable value of The Nature Company and Hear Music's net assets have been included in current assets on the accompanying consolidated condensed balance sheet at April 27, 1996.

Note 4 - Long-term Debt
- -----------------------

Consolidated long-term debt is summarized as follows:

                                         April 27, 1996     July 31, 1995
                                         --------------     -------------

Revolving credit loan                       $2,835,000       $10,000,000
Note payable                                    92,000           199,000
Obligations under capital leases               109,000            86,000
                                            ----------       -----------
                                             3,036,000        10,285,000
Less current portion                           160,000           203,000
                                            ----------       -----------
Long-term debt                              $2,876,000       $10,082,000
                                            ==========       ===========



On April 17, 1996, the Company entered into a new senior secured revolving credit agreement with two banks. The revolving credit agreement allows the Company to borrow up to $80.0 million through April 15, 1999. The agreement, which is secured by the Company's assets and the shares and guarantees of the Company's subsidiaries, requires the Company to comply with certain financial and operating covenants. The agreement also requires the Company to pay the outstanding loan balance down to a specified level for a period of forty-five consecutive days each fiscal year and provides for a reduction in the commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or from the issuance of subordinated debt or equity securities. Advances outstanding under the agreement bear interest at the prime rate plus 0.75%.


Note 5 - Contingencies
- ----------------------

      Litigation
      ----------

      In May 1994, ICON Health & Fitness, Inc. ("ICON") commenced a civil suit against NordicTrack in the United States District Court for the District of Utah alleging infringement of three patents arising out of NordicTrack's design of its WalkFit treadmill and certain other similar products. Discovery has been completed. In November 1995, the Court granted NordicTrack's Motion for Summary Judgement relating to one of ICON's three patent infringement claims. ICON's other two claims have been scheduled for trial during the summer of 1996. While the Company believes it has meritorious defenses, no assurance can be given of a favorable outcome in the ICON lawsuit. An unfavorable outcome could have a material adverse effect on the Company's operating results for the period in which such decision occurs and could also have a material adverse effect on the Company's financial condition.


      In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. Included in the Company's loss from continuing operations for the nine month period ended April 27, 1996 is a $4.0 million pretax charge for the settlement of this claim in January 1996.


      On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleged that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. On December 19, 1994, the defendants filed a motion to dismiss the complaint, and on April 7, 1995, the plaintiffs responded by filing an amended complaint which added an allegation that Messrs. Leighton and Tod violated the securities laws by selling CML stock in the Spring of

1994. In April 1995, the defendants filed a motion to dismiss this lawsuit. The court allowed defendants' motion and dismissed the lawsuit on March 21, 1996. The plaintiffs did not appeal.

     In February 1996, the proposed consent that NordicTrack agreed to with the Federal Trade Commission ("FTC") was published. The purpose of the proposed consent was to settle allegations that NordicTrack made false and unsubstantiated weight loss and weight maintenance claims in advertising its cross-country ski exercise machines. The FTC alleged that NordicTrack based these claims on studies with various methodological flaws. The proposed consent agreement would prohibit NordicTrack from misrepresenting the existence or results of any study or survey relating to weight loss and making certain claims with respect to its exercise equipment without reliable supporting evidence. One public comment was received by the FTC during the permitted public comment period which ended on April 29, 1996. No civil penalties have been imposed by the FTC pursuant to the proposed consent agreement.

     On or about February 23, 1996, an alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint, entitled Elissa Crespi, on behalf of Herself and All Others Similarly Situated v. NordicTrack, Inc., against NordicTrack in the Supreme Court of the State of New York, County of New York (the "Crespi Complaint"). On or about February 26, 1996, another alleged purchaser of a cross-country ski exercise machine filed a Class Action Complaint in the same court, entitled Wendy Perel, on behalf of Herself and All Others Similarly Situated, v. NordicTrack, Inc. (the "Perel Complaint"). On or about April 10, 1996, another alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint in the Superior Court of Fulton County, Georgia, entitled John Lucien Ward, Jr. v. NordicTrack, Inc. (the "Ward Complaint"). The Crespi Complaint alleges that NordicTrack made false and misleading claims concerning the weight loss of persons using its ski-exerciser and thereby defrauded its customers, breached warranties and violated Section 349 of the New York General Business Law. The Perel Complaint and Ward Complaint allege that NordicTrack misrepresented the results of a weight loss study and made unsubstantiated claims regarding weight loss and/or weight maintenance benefits from the use of NordicTrack's cross-country ski exercise machines. The Perel Complaint and Ward Complaint assert claims of negligent misrepresentation, breach of an express warranty and common law fraud. Ms. Crespi seeks to represent a class consisting of all persons in the United States who purchased NordicTrack ski exercisers on or after January 1, 1994, excluding NordicTrack and its employees. Ms. Perel and Mr. Ward seek to represent a class consisting of all persons in the United States who purchased one or more NordicTrack cross-country ski exercise machines, excluding the officers and directors of NordicTrack. The plaintiff in the Crespi Complaint seeks for herself and the alleged class unspecified actual and punitive damages with interest, rescission, attorneys' fees, costs, an order requiring NordicTrack to make corrective disclosures and the imposition of a constructive trust. The plaintiffs in the Perel Complaint and Ward Complaint seek restitution of all amounts paid by them and the alleged class members for NordicTrack cross-country ski exercise machines, together with interest, attorneys' fees, costs, and any additional and consequential damages for injuries suffered by the plaintiff and alleged class members. Both the Crespi Complaint and the Perel Complaint have been removed to the United States District Court for the Southern District of New York. The parties to the actions have stipulated to the entry of a pre-trial order consolidating them, which they have filed, but the Court has not yet entered. The plaintiffs have not yet filed their consolidated complaint or moved for class certification. The Ward Complaint has been removed to the United States District Court for the Northern District of Georgia. On May 29, 1996, NordicTrack moved to dismiss it. NordicTrack believes it has meritorious defenses to these complaints and intends to vigorously contest these lawsuits. These lawsuits are in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company of unfavorable outcomes.

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

     The Company believes that the EPA's estimated cost for cleanup, including the proposed remedial actions, is excessive and involves unnecessary actions. In addition, a portion of the proposed remedial cost involves cleanup of the adjoining property that is not owned by the Company or any of its affiliates. Therefore, the Company believes it is not responsible for that portion of the cleanup costs. The Company has reserves and insurance coverage (from its primary insurer) for environmental liabilities at the site in the amount of approximately $2.3 million. The Company also believes that it is entitled to additional insurance from its excess insurance carriers. However, if excess liability coverage is not available to the Company and the ultimate liability substantially exceeds the primary insurance amount and reserves, the liability would have a material adverse effect upon the Company's operating results for the period in which the resolution of the claim occurs and could have a material adverse effect upon the Company's financial condition.

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

     Tax Matters
     -----------

     The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The Company has been advised by the IRS that the examination will be completed in the near future. Although the Company has not received an official notice, based on discussions with IRS personnel, the Company expects that the IRS will propose certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments expected to be proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments made to the former owners of NordicTrack (acquired in June 1986) and to the former owners of Britches of Georgetowne (acquired in August 1983); and (ii) the valuation of certain assets acquired in connection with the acquisition of Britches.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        --------------

Introduction
- ------------

After reviewing their performance and strategic fit with the Company's other businesses, the Company decided to divest The Nature Company and Hear Music subsidiaries during the third quarter of fiscal 1996. The Nature Company, Hear Music and Smith & Hawken comprise the Nature Company Segment ("NC Segment"). Accordingly, the planned dispositions of The Nature Company and Hear Music are accounted for in continuing operations in the accompanying consolidated condensed financial statements. The dispositions of The Nature Company and Hear Music will enable the Company to focus on businesses which have the greatest growth prospects and offer the greatest potential return on investment.

Financial Condition
- -------------------

Stockholders' equity at April 27, 1996 decreased $84.9 million to $103.7 million from $188.6 million at July 31, 1995 due primarily to a net loss of $81.3 million, including a $15.6 million loss from discontinued operations, net of an income tax benefit, relating to the sale of Britches of Georgetowne. Britches was sold in April 1996 for $13.4 million in cash (including $1.9 million placed in escrow) plus the assumption of certain liabilities. The net loss for the three and nine month periods ended April 27, 1996 also includes a pretax loss of $30.8 million resulting from the planned dispositions of The Nature Company and Hear Music, an early stage retail concept included within the Nature
Company Segment. In June 1996, the Company sold The Nature Company for
$39.9 million in cash plus the assumption of certain liabilities. The Company's working capital decreased to $74.0 million at April 27, 1996 from $116.5 million at July 31, 1995. The decrease in working capital is primarily attributable to decreases in accounts receivable, inventories and other current assets and increases in accrued advertising, accrued expenses of businesses held for sale, accrued expenses related to discontinued operations and other accrued expenses partially offset by increases in refundable and prepaid income taxes and decrease in accounts payable. During the first nine months of fiscal 1996, the Company spent approximately $19.0 million on additions to property, plant and equipment, received $11.6 million in cash, net of amounts held in escrow, for the sale of Britches of Georgetowne and repaid $7.2 million of long-term debt. In April 1996, the Company entered into a new three-year $80.0 million revolving credit facility with two banks which will be secured by the assets of the Company. The credit facility provides for a reduction in the commitment for net cash proceeds received from the sale of assets not in the ordinary course of business.


Results of Operations
- ---------------------

The Company's continuing operations consist of two segments, NordicTrack and the NC Segment. The NC Segment includes The Nature Company, Smith & Hawken and Hear Music. During the third quarter of fiscal 1996, the Company decided to divest The Nature Company and Hear Music.

During the third quarter of fiscal 1996, net sales of the Company's continuing operations decreased by $41.2 million to $138.3 million, or 23.0%, over the third quarter of fiscal 1995. The Company incurred a loss of $36.2 million from continuing operations in the third quarter of fiscal 1996 compared with a loss of $0.7 million from continuing operations during the same period of fiscal 1995. The increase in the loss from continuing operations is primarily due lower sales and gross profits at NordicTrack and the $30.8 million pretax loss recorded in connection with the planned dispositions of The Nature Company and Hear Music partially offset by a reduction in selling, general and administrative expenses.

For the first nine months of fiscal 1996, sales from continuing operations decreased by $118.0 million to $469.8 million, or 20.1%, compared with the first nine months of fiscal 1995. Income from continuing operations during the first nine months of fiscal 1996 declined by $103.5 million over the same period in fiscal 1995, resulting in a loss from continuing operations of $65.7 million in fiscal 1996. The decline in income from continuing operations is primarily attributable to lower sales and gross profits at NordicTrack, the pretax loss recorded in connection with the planned dispositions of The Nature Company and Hear Music and higher selling, general and administrative expenses.


Retail sales decreased by $1.8 million to $93.2 million, or 1.9%, over the third quarter of fiscal 1995 primarily due to a decrease in Nordic Advantage comparable store sales partially offset by an increase in the NC Segment's comparable store sales. During the third quarter of fiscal 1996, comparable store sales decreased by 24.6%. Direct response and mail order sales in the third quarter of fiscal 1996 decreased by $39.4 million to $45.1 million, or 46.6%, over the third quarter of fiscal 1995 primarily due to lower direct response sales at NordicTrack.

Retail sales during the first nine months of fiscal 1996 increased by 3.6%, to $329.4 million, over the same period in fiscal 1995 primarily due to the addition of new Smith & Hawken stores and Nordic Advantage stores and kiosks. Comparable store sales declined 20.8% in the first nine months of fiscal 1996. Direct response and mail order sales declined by $129.4 million, or 48.0%, to $140.4 million during the first nine months of fiscal 1996 over the comparable period in fiscal 1995 primarily due to lower direct response sales at NordicTrack.

Cost of goods sold increased as a percentage of sales from 39.5% in the third quarter of fiscal 1995 to 46.2% in the third quarter of fiscal 1996. For the first nine months in fiscal 1996, cost of goods sold increased to 46.8% from 38.7% in fiscal 1995. Cost of goods sold increased as a percentage of sales primarily due to increased sales promotions offered by NordicTrack and the NC Segment in response to a more competitive consumer environment, higher materials prices, higher overhead rate and labor costs at NordicTrack and an increase in the proportion of NordicTrack's sales which are accounted for by products with higher costs of goods sold.

Selling, general and administrative expenses increased as a percentage of sales from 61.6% in the third quarter of fiscal 1995 to 71.5% in the third quarter of fiscal 1996, and from 50.9% in the first nine months of fiscal 1995 to 67.8% in the first nine months of fiscal 1996. The increase in selling, general and administrative expenses as a percentage of sales is due to less efficient advertising at NordicTrack, fixed costs at stores which experienced a decrease in comparable store sales, and higher operating expenses attributable to the increased number of kiosks.

During the third quarter of fiscal 1996, the Company decided to divest The Nature Company and Hear Music subsidiaries. The loss from continuing operations for the three months ended April 27, 1996 includes a pretax charge of $30.8 million to write-down The Nature Company and Hear Music's net assets to estimated net realizable value and to accrue estimated operating losses until disposition and estimated lease termination and assignment costs and other transaction costs. In June 1996, the Company sold substantially all of the assets of The Nature Company for a cash purchase price of $39.9 million plus the assumption of certain liabilities.

The Company incurred net interest expense of $0.5 million, or 0.4% of sales, in the third quarter of fiscal 1996 compared to net interest income of $0.1 million in the third quarter of fiscal 1995. For the first nine months of the year, net interest expense was $0.8 million, or 0.1% of sales, in fiscal 1995 and $2.1 million, or 0.4% of sales, in fiscal 1996.

The Company's income tax benefit as a percentage of pretax loss was 35.1% in the third quarter of fiscal 1996 compared to 65.7% during the third quarter of fiscal 1995. During the first nine months of fiscal 1996, the Company's income tax benefit as a percentage of pretax loss was 35.5% compared to a 37.4% income tax provision as a percentage of pretax income during the first nine months of fiscal 1995.

During the third quarter of fiscal 1996, NordicTrack's total sales decreased by $44.2 million to $102.3 million, or 30.2%, over the third quarter of fiscal 1995. NordicTrack sales declined by $109.6 million to $316.7 million in the first nine months of fiscal 1996 compared with the same period in fiscal 1995. The decrease in NordicTrack's total sales during the third quarter and first nine months was primarily attributable to a decrease in direct response sales. Approximately 61.8% and 63.7% of NordicTrack's total sales in the third quarter and first nine months of fiscal 1996, respectively, were accounted for by sales at its Nordic Advantage subsidiary which operates retail stores and mall kiosks. Nordic Advantage's retail sales decreased from $68.7 million in the third quarter of fiscal 1995 to $63.2 million in the similar fiscal 1996 quarter due primarily to the decline in comparable store sales by 37.5%. Nordic Advantage's retail sales increased from $189.6 million in the first nine months of fiscal 1995 to $201.8 million in the first nine months of fiscal 1996 primarily due to the opening of new mall kiosks partially offset by the decline in comparable store sales by 29.5%. At the end of the third fiscal quarter of 1996, Nordic Advantage operated 214 mall kiosks, up from 115 at the end of the third quarter of fiscal 1995. Nordic Advantage also had 128 stores open at the end of the third quarter of fiscal 1996 compared with 110 stores at the end of the third quarter of fiscal 1995. In the third quarter of fiscal 1996, direct response sales decreased $38.7 million to $39.1 million, or 49.7%, and decreased $121.8 million to $114.9 million, or 51.5%, in the first nine months of fiscal 1996 compared to the similar periods in fiscal 1995. The decrease in direct response sales is primarily attributable to a reduction in advertising expenditures combined with less effective advertisements.

The NC Segment sales increased by $3.0 million, or 9.1%, to $36.0 million, during the third quarter of fiscal 1996 and declined by $8.4 million to $153.1 million, or by 5.2%, during the first nine months of fiscal 1996 over the same period in fiscal 1995. Retail sales for the third quarter of fiscal 1996, increased $3.7 million to $30.0 million, or 14.1%, compared with retail sales for the third quarter of fiscal 1995. The increase in retail sales during the third quarter of fiscal 1996 is primarily attributable to the addition of new Smith & Hawken stores and an increase in comparable store sales for the NC Segment by 2.3%. During the first nine months of fiscal 1996, retail sales decreased by $0.7 million, or 0.5%, to $127.5 million compared to $128.2 million during the first nine months of fiscal 1995. Comparable store sales for the NC Segment decreased by 10.4% in the first nine months of fiscal 1996. The NC Segment operated 157 stores at the end of the third quarter of fiscal 1996. In the third quarter, the NC Segment's mail order sales declined by $0.7 million to $6.0 million and in the first nine months of fiscal 1996 decreased by $7.7 million to $25.6 million, compared to the similar periods in fiscal 1995.

                           PART II: OTHER INFORMATION

Item 1:        Legal Proceedings.

               Environmental Matters
               ---------------------

               Note 5 of Notes to Consolidated Condensed Financial Statements in
           Item 1 of Part I hereof is hereby incorporated by reference for information concerning environmental matters.

               Litigation
               ----------

               In May 1994, ICON Health & Fitness, Inc. ("ICON") commenced a civil suit against NordicTrack in the United States District Court for the District of Utah alleging infringement of three patents arising out of NordicTrack's design of its WalkFit treadmill and certain other similar products. Discovery has been completed. In November 1995, the Court granted NordicTrack's Motion for Summary Judgement relating to one of ICON's three patent infringement claims. ICON's other two claims have been scheduled for trial during the summer of 1996. While the Company believes it has meritorious defenses, no assurance can be given of a favorable outcome in the ICON lawsuit. An unfavorable outcome could have a material adverse effect on the Company's operating results for the period in which such decision occurs and could also have a material adverse effect on the Company's financial condition.

               In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. Included in the Company's loss from continuing operations for the nine month period ended April 27, 1996 is a $4.0 million pretax charge for the settlement of this claim in January 1996.

               On October 25, 1994, four stockholders, owning an aggregate of 2,400 shares of CML Group, Inc. Common Stock, filed a class action lawsuit in U.S. District Court for the District of Massachusetts against the Company and its Chairman, Charles M. Leighton, and President, G. Robert Tod. The complaint alleged that the Company failed to properly disclose the extent of its NordicTrack advertising expenditures and the impact of those expenditures on its future operating results, thereby violating federal securities laws. On December 19, 1994, the defendants filed a motion to dismiss the complaint, and on April 7, 1995, the plaintiffs responded by filing an amended complaint which added an allegation that Messrs. Leighton and Tod violated the securities laws by selling CML stock in the Spring of 1994. In April 1995, the defendants filed a motion to dismiss this lawsuit. The court allowed defendants' motion and dismissed the lawsuit on March 21, 1996. The plaintiffs did not appeal.

               In February 1996, the proposed consent that NordicTrack agreed to with the Federal Trade Commission ("FTC") was published. The purpose of the proposed consent was to settle allegations that NordicTrack made false and unsubstantiated weight loss and weight maintenance claims in advertising its cross-country ski exercise machines. The FTC alleged that NordicTrack based these claims on studies with various methodological flaws. The proposed consent agreement would prohibit NordicTrack from misrepresenting the existence or results of any study or survey relating to weight loss and making certain claims with respect to its exercise equipment without reliable supporting evidence. One public comment was received by the FTC during the permitted public comment period which ended on April 29, 1996. No civil penalties have been imposed by the FTC pursuant to the proposed consent agreement.

               On or about February 23, 1996, an alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint, entitled Elissa Crespi, on behalf of Herself and All Others Similarly Situated v. NordicTrack, Inc., against NordicTrack in the Supreme Court of the State of New York, County of New York (the "Crespi Complaint"). On or about February 26, 1996, another alleged purchaser of a cross-country ski exercise machine filed a Class Action Complaint in the same court, entitled Wendy Perel, on behalf of Herself and All Others Similarly Situated, v. NordicTrack, Inc. (the "Perel Complaint"). On or about April 10, 1996, another alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint in the Superior Court of Fulton County, Georgia, entitled John Lucien Ward, Jr. v. NordicTrack, Inc. (the "Ward Complaint"). The Crespi Complaint alleges that NordicTrack made false and misleading claims concerning the weight loss of persons using its ski-exerciser and thereby defrauded its customers, breached warranties and violated Section
           349 of the New York General Business Law. The Perel Complaint and Ward Complaint allege that NordicTrack misrepresented the results of a weight loss study and made unsubstantiated claims regarding weight loss and/or weight maintenance benefits from the use of NordicTrack's cross-country ski exercise machines. The Perel Complaint and Ward Complaint assert claims of negligent misrepresentation, breach of an express warranty and common law fraud. Ms. Crespi seeks to represent a class consisting of all persons in the United States who purchased NordicTrack ski exercisers on or after January 1, 1994, excluding NordicTrack and its employees. Ms. Perel and Mr. Ward seek to represent a class consisting of all persons in the United States who purchased one or more NordicTrack cross-country ski exercise machines, excluding the officers and directors of NordicTrack. The plaintiffs in the Crespi Complaint seeks for herself and the alleged class unspecified actual and punitive damages with interest, rescission, attorneys' fees, costs, an order requiring NordicTrack to make corrective disclosures and the imposition of a constructive trust. The plaintiffs in the Perel Complaint and Ward Complaint seek restitution of all amounts paid by them and the alleged class members for NordicTrack cross-country ski exercise machines, together with interest, attorneys' fees, costs, and any additional and consequential damages for injuries suffered by the plaintiff and alleged class members. Both the Crespi Complaint and the Perel Complaint have been removed to the United States District Court for the Southern District of New York. The parties to the actions have stipulated to the entry of a pre-trial order consolidating them, which they have filed, but the Court has not yet entered. The plaintiffs have not yet filed their consolidated complaint or moved for class certification. The Ward Complaint has been removed to the United States District Court for the Northern District of Georgia. On May 29, 1996, NordicTrack moved to dismiss it. NordicTrack believes it has meritorious defenses to these complaints and intends to vigorously contest these lawsuits. These lawsuits are in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company of unfavorable outcomes.

               The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such proceedings will not have a material adverse impact on the Company's financial condition or results of operations.

               Tax Matters
               -----------

               The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The Company has been advised by the IRS that the examination will be completed in the near future. Although the Company has not received an official notice, based on discussions with IRS personnel, the Company expects that the IRS will propose certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments expected to be proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments made to the former owners of NordicTrack

           (acquired in June 1986) and to the former owners of Britches of Georgetowne (acquired in August 1983); and (ii) the valuation of certain assets acquired in connection with the acquisition of Britches.

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

Items 2-5: None

Item 6:    Exhibits and Reports on Form 8-K.

                (a)  Exhibits - See Exhibit Index.

                (b)  Reports on Form 8-K:

                     On March 11, 1996, the Company filed a Current Report on Form 8-K, dated February 22, 1996, announcing under Item 5 (Other Events) of the Form the election by the Company's Board of Directors of Messrs. Robert J. Samuelson and Glenn
                     E. Davis and Ms. Nancy S. Wang as the Company's Executive Vice President; Vice President, Finance and Chief Financial Officer; and Vice President, Investor Relations and Controller, respectively.

Signatures
- ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CML GROUP, INC.
                                   ---------------
                                   (Registrant)

Date: June 11, 1996                /s/Glenn E. Davis
      -------------                ---------------------------
                                   Glenn E. Davis
                                   Vice President, Finance
                                   Principal Financial Officer

                                          EXHIBIT INDEX

                                                                                       Page No.
                                                                                       -------

10(a)          The Company's Revolving Credit Agreement dated as of April 17, 1996 by and among CML Group, Inc., NordicTrack, Inc., Nordic Advantage,
               Inc., The Nature Company, Smith & Hawken, Ltd., Biscuit Factory
               Publications Incorporated (D/B/A Hear Music), The First National
               Bank of Boston and BankAmerica Business Credit, Inc.                       19-141

11      --     Statement Regarding Computation of Earnings (Loss) Per Share               142

27      --     Financial Data Schedule                                                    143