Form 10-K
period 1996-07-31
CML GROUP INC
filed 1996-10-29
CIK 729576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

     FOR THE FISCAL YEAR ENDED JULY 31, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

     COMMISSION FILE NUMBER 0-12628

                                 CML GROUP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                          04-2451745
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
               or organization)


524 MAIN STREET, ACTON, MASSACHUSETTS                                   01720
   (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code                  (508) 264-4155

Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of each exchange
             Title of each class                         on which registered
             -------------------                         -------------------

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
                                       ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $239,451,130 based on the closing price of the Common Stock as reported on the New York Stock Exchange on October 21, 1996.

Number of shares of Common Stock outstanding as of October 21, 1996: 49,774,391 shares

                       Documents Incorporated by Reference



                                                         Part of Report into
               Documents                                 which Incorporated
               ---------                                 ------------------
Portions of Proxy Statement for the                   Items 10, 11, 12 & 13 of
Annual Meeting of Stockholders to be                          Part III
held December 6, 1996 to be filed with the Securities and Exchange Commission on or about November 1, 1996 pursuant to Reg. 240.14a-6(b) under the Securities
Exchange Act of 1934.

                                     PART I

Item 1.  Business
         --------

     CML Group, Inc. (the "Company" or "CML") was incorporated under the laws of the State of Delaware in 1969. Unless the context otherwise requires, the term "Company" as used herein includes CML and its subsidiaries.

     CML is a specialty marketing company whose principal operations are NordicTrack and Smith & Hawken. NordicTrack, which was acquired in June 1986, designs, manufactures and markets physical fitness and exercise equipment and other health-related products under the trade names NordicTrack[Registered Trademark] and Nordic Advantage[Trademark]. Smith & Hawken, which was acquired in February 1993 and conducts its business under the trade name Smith & Hawken[Registered Trademark], sells gardening tools, work wear, outdoor furniture, plants and accessories.

     As part of the Company's strategy to focus its resources on businesses which have the greatest growth prospects and offer the greatest potential return on investment, the Company announced its decision to dispose of one of its subsidiaries in fiscal 1995, Britches of Georgetowne ("Britches"), and two other subsidiaries in fiscal 1996, The Nature Company and Hear Music. Britches, which sold men's apparel and conducted its retail operations under the trade names Britches of Georgetowne[Registered Trademark] and Britches Great Outdoors[Trademark], was sold in April 1996. Substantially all of the assets of The Nature Company, which conducted its business under the trade name The
Nature Company[Trademark], were sold in June 1996. The Company expects to complete the disposition of Hear Music in fiscal 1997. See Notes 2 and 3 of Notes to Consolidated Financial Statements for additional information.

     The Company markets its products primarily through its own specialty retail stores and kiosks, through direct response advertising in print and on television, and through its mail order catalogs. At July 31, 1996, the Company operated 150 retail stores (excluding 9 stores operated by Hear Music) and 79 mall kiosks and had proprietary mail order customer lists containing approximately 3 million names.

     For the fiscal year ended July 31, 1996, approximately 68.2% of the Company's total revenues from continuing operations were derived from retail stores and mall kiosks compared to approximately 55.1% in fiscal 1995 and 49.7% in fiscal 1994. In fiscal 1996, direct response and mail order sales accounted for approximately 31.8% of total revenues from continuing operations compared to 44.9% in fiscal 1995 and 50.3% in fiscal 1994.

     CML continues to operate in two industry segments: (i) NordicTrack and
(ii) the Nature Company segment ("NC segment") which is to be renamed the Smith & Hawken segment in fiscal 1997. Additional information on each of these industry segments is provided below and in Note 10 of Notes to Consolidated Financial Statements.

NordicTrack
-----------

     NordicTrack designs and manufactures high quality aerobic and anaerobic exercise equipment which it markets to consumers primarily through direct response advertising in print and on television and through its own mail order catalogs. NordicTrack also sells its products to its wholly-owned subsidiary, Nordic Advantage, which operates specialty retail stores and kiosks located primarily in the United States and Canada.

     NordicTrack's principal aerobic products consist of several models of cross-country ski exercisers sold at prices ranging from $300 to $900, several models of a non-motorized treadmill marketed under the WalkFit[Trademark] trade name at prices ranging from $300 to $600 and two rider products marketed under the NordicRider[Trademark] and CTX[Trademark] trade names at prices ranging from $300 to $600. NordicTrack introduced its first cross-country ski exerciser in 1976, the WalkFit treadmill in November 1993, NordicRider in October 1995 and CTX in June 1996. NordicTrack's cross-country ski exercisers utilize a flywheel mechanism which replicates the non-jarring motion of cross-country skiing and provides a complete upper and lower body workout.

     NordicTrack's principal anaerobic product is the UltraLift[Trademark] weight machine, introduced in October 1996 and priced at $1,000, which allows for health club quality strength training at home. The UltraLift utilizes a four-bar linkage system that gives the user weight resistance without the hassle of stacks and weight plates. NordicTrack also sells an abdominal conditioner, AbWorks[Trademark], which was introduced in February 1996. AbWorks sells for approximately $120 and features a leg-bar design that focuses exercise effort on the lower abdominal area while supporting the neck, back and head.

     During fiscal 1996, approximately 63.1% of NordicTrack's net sales were derived from Nordic Advantage's retail operations, and the remaining 36.9% were derived from its direct response and mail order operations. At the end of fiscal 1996, Nordic Advantage operated 126 stores compared to 114 stores at July 31, 1995 and 88 stores at July 31, 1994. Twelve retail stores were opened during fiscal 1996 compared to 26 and 41 stores opened during fiscal 1995 and 1994, respectively. Nordic Advantage plans to maintain its current base of stores in fiscal 1997.

     Nordic Advantage's stores vary in size from 550 to 4,500 square feet and average approximately 1,718 square feet. The stores generally are located in high traffic urban and suburban malls in affluent areas and in discount outlet malls. A portion of Nordic Advantage's retail sales comes from seasonal kiosks which generally are open for only a portion of the year. The stores and kiosks have allowed Nordic Advantage to reach that portion of the fitness market which does not traditionally purchase by direct response or mail order.

     To date, NordicTrack's international sales have not been significant. NordicTrack currently operates a retail store in Germany and a store in the United Kingdom.

     NordicTrack's operations, including personnel, stores, purchasing, manufacturing, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other operations.

The Nature Company Segment
--------------------------

     The NC segment comprises The Nature Company, Smith & Hawken and Hear Music. In April 1996, the Company announced its intention to dispose of The Nature Company and Hear Music. Consequently, the NC segment thereafter includes only Smith & Hawken. The Company completed the sale of substantially all of the assets of The Nature Company in June 1996. In fiscal 1997, the NC segment will be renamed the Smith & Hawken segment.

     Smith & Hawken is a leading marketer of gardening related products. Its merchandise categories include outdoor furniture, gardening tools, plants, garden-related accessories, books, housewares and gifts, and clothing. Smith & Hawken sells its products through Smith & Hawken stores and Smith & Hawken catalogs. As of July 31, 1996, Smith & Hawken operated 24 retail stores ranging in size from 1,600 to 7,926 square feet and averaging approximately

4,554 square feet. Many of the stores have indoor and outdoor selling space. All of the stores are located in the United States and generally can be found on main streets or in high traffic urban and suburban malls located in affluent communities. Smith & Hawken's retail and mail order sales were 49.0% and 51.0% of total Smith & Hawken fiscal 1996 sales, respectively. Approximately 16.5 million catalogs were mailed by Smith & Hawken during fiscal 1996. Smith & Hawken expects to mail approximately 19.0 million catalogs in fiscal 1997 and plans to maintain its current base of 24 stores.

     The Nature Company created, sourced and sold products devoted to the observation, understanding and appreciation of the natural world. Its merchandise categories included books, gifts, children's educational toys, music, clothing, accessories, backyard and garden items, minerals, sculpture, posters, optics, paper products, instruments, nature video and audio tapes and CD-ROM's, and limited edition prints. Prior to the Company's sale of substantially all of the assets of The Nature Company to The Discovery Channel Store, Inc. on June 6, 1996, The Nature Company operated 128 stores varying in size from 1,290 to 7,649 square feet and averaged approximately 2,879 square feet. Retail sales, which were principally from the United States, were $102.4 million, or 95.6% of The Nature Company's total sales through April in fiscal 1996.

     Hear Music operates nine retail stores which sell a limited selection of compact discs and tapes. Its sales are primarily aimed at adult customers in their 30's and 40's which is older than the market targeted by most conventional music stores. Hear Music's stores range in size from 1,750 to 3,240 square feet and average approximately 2,485 square feet. Fiscal 1996 sales through April 1996 were $5.6 million. All of Hear Music's stores are located in the United States in upscale urban and suburban malls and main street locations.

     Prior to the sale of The Nature Company, the companies included in the NC segment shared real estate services, order processing services, fulfillment and distribution services and management information services and systems. Concurrently with the sale of The Nature Company, Smith & Hawken and Hear Music contracted with the buyer of The Nature Company's business to continue providing these services on a negotiated fee basis. The NC segment's operations, including personnel, stores, purchasing, merchandising, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other industry segment.

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

     Shown below are the Company's principal trade names and trademarks and the estimated number of years in existence:

         Principal Trade Names                                Years in
           and Trademarks                                    Existence
         ---------------------                               ---------

         NordicTrack[Registered Trademark]                    Over 19

         Nordic Advantage, Inc.[Trademark]                    Over 5

         Smith & Hawken[Registered Trademark]                 Over 11

Distribution
------------

     NordicTrack's products are manufactured either at its Glencoe, Minnesota, production facility or overseas and shipped to NordicTrack's Glencoe, Minnesota, or Sioux Falls, South Dakota, facilities. Direct response and retail orders were fulfilled from Glencoe and Sioux Falls but after September 1996, when NordicTrack vacated its Sioux Falls facility, orders are being fulfilled exclusively from Glencoe. NordicTrack also sells certain products to its wholly-owned subsidiary, Nordic Advantage, which resells the products through its retail stores and kiosks.

     Prior to the sale of The Nature Company's business in fiscal 1996, Smith & Hawken and The Nature Company's products were shipped by suppliers to the Florence, Kentucky distribution center leased by both companies. These products were then reshipped to stock each company's retail stores and to fill customers' mail orders. The Company's interest in the Florence, Kentucky, distribution center was sold with the assets of The Nature Company in June 1996. At that time, Smith & Hawken contracted with the buyer of The Nature Company's business to continue providing Smith & Hawken with distribution and mail order fulfillment services. The agreement between Smith & Hawken and the buyer is on a fee-for-service basis and continues through August 1997, unless terminated earlier by Smith & Hawken or mutually extended by both parties.

     Hear Music's products are primarily drop-shipped by suppliers directly to Hear Music's retail stores.

Suppliers
---------

     The Company has many domestic and foreign suppliers, none of which accounts for more than 10% of its purchases, except Floriey Industries International ("Floriey"). Floriey produces NordicTrack's NordicRider machine and accounts for approximately 10% of the Company's total purchases. The Company believes the product supplied by Floriey could be produced by several other companies if such a need ever arose. Generally, the Company is not dependent upon any single source for any raw materials or items of merchandise. Each specialty retailing operation generally contracts with one or more printers and paper suppliers for its direct response and mail order catalogs.

Manufacturing
-------------

     The Company's principal manufacturing activity consists of the production of NordicTrack physical fitness exercise equipment primarily at NordicTrack's Glencoe, Minnesota, facility, which is approximately 284,000 square feet in size. The Glencoe facility produces the cross-country ski exercisers, treadmills and AbWorks. Materials required for the Company's manufacturing operations are generally available from a wide variety of suppliers.

Competition
-----------

     The markets in which the Company is engaged are highly competitive.

     NordicTrack competes with several companies which design, manufacture and distribute physical fitness and exercise equipment, including ICON Health & Fitness, Inc., Road Master Industries, Inc., Diversified Products Corp., Health Rider, Inc., Soloflex, Inc. and Consumer

Direct, Inc. In recent years, NordicTrack's competitors have introduced several new and competitive products at competitive prices.

     Many of the competitors of The Nature Company, Smith & Hawken and Hear Music are larger companies with greater financial resources, a greater selection of merchandise and nationwide distribution, including a large number and wide variety of specialty retail stores, discount stores and department stores. The Nature Company, while owned by the Company, competed primarily with Natural Wonders, Inc., a large specialty retailer located in the San Francisco Bay Area with retail stores throughout the United States and with smaller specialty retailers in local markets selling clothing, educational toys for children, books, posters and other similar items. In addition, The Nature Company competed with other companies with mail order catalogs and retail stores that sell items similar to those sold by The Nature Company. These competitors include department stores, book stores, jewelry stores, clothing stores and outdoor stores.

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


Seasonality
-----------

     The Company's businesses are seasonal with significant amounts of retail sales in the second and third fiscal quarters. The following table shows the approximate percentage of consolidated sales from continuing operations in each quarter of fiscal 1996:

                                                       Percentage
        Fiscal Quarter Ended                            of Sales
        --------------------                            --------

               October                                     20%

               January                                     41%

               April                                       25%

               July                                        14%
                                                          ---
                       Total                              100%
                                                          ===

Working Capital Requirements
----------------------------

     Inventory purchases represent the most significant use of working capital. The Company believes that its working capital requirements follow the seasonal patterns of other companies operating within its industry segments. Inventory represented approximately 48% and 42% of the Company's working capital assets, excluding cash and cash equivalents, refundable income taxes and net assets of business held for sale, at July 31, 1996 and 1995, respectively. Inventory purchases are based on future anticipated sales and typically reach their highest levels of the year in the fall in anticipation of the Christmas holiday and winter season.

Backlog, Contracts and Research
-------------------------------

     Backlog is not a significant factor in the Company's business.

     The Company does not have any material contracts which are subject to renegotiation. The Company's research and development activities primarily consist of the design and development of new products and the improvement of existing products at NordicTrack and Smith & Hawken.

Environmental Matters
---------------------

     On June 3, 1991, the Company received from the United States Environmental Protection Agency ("EPA") a Special Notice Letter containing a formal demand on the Company as a Potentially Responsible Party ("PRP") for reimbursement of the costs incurred and expected to be incurred in response to environmental problems at a so-called "Superfund" site in Conway, New Hampshire. The EPA originally estimated the costs of remedial action and future maintenance and monitoring programs at the site at about $7,276,000. The Superfund site includes a vacant parcel of land owned by a subsidiary of the Company as well as adjoining property owned by a third party. No manufacturing or other activities involving hazardous substances have ever been conducted by the Company or its affiliates on the Superfund site in Conway. The environmental problems affecting the land resulted from activities by the owners of the adjoining parcel. Representatives of the Company have engaged in discussions with the EPA regarding responsibility for the environmental problems and the costs of cleanup. The owners of the adjoining parcel are bankrupt. The EPA commenced cleanup activities at the site in July 1992.

     The EPA expended approximately $1,415,000 for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3,000,000, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has implemented the groundwater phase of the cleanup, which the EPA originally estimated would cost approximately $4,020,000.

     The Company believes that the EPA's estimated cost for cleanup, including the proposed remedial actions, is excessive and involves unnecessary actions. In addition, a portion of the proposed remedial cost involves cleanup of the adjoining property that is not owned by the Company or any of its affiliates. Therefore, the Company believes it is not responsible for that portion of the cleanup costs. The Company has reserves and insurance coverage (from its primary insurer) for environmental liabilities at the site in the amount of approximately $2,300,000. The Company also believes that it is entitled to additional insurance from its excess insurance carriers. However, if excess liability coverage is not available to the Company and the ultimate liability substantially exceeds the primary insurance amount and reserves, the liability would have a material adverse effect upon the Company's operating results for the period in which the resolution of the claim occurs and could have a material adverse effect upon the Company's financial condition.

In June 1992, the EPA notified the Company it may be liable for the release of hazardous substances by the Company's former Boston Whaler subsidiary at a hazardous waste treatment and storage facility in Southington, Connecticut. The EPA has calculated the Company's volumetric contribution at less than two-tenths of one percent. Because complete cleanup cost estimates for the site are not yet available, an accurate assessment of the Company's likely range of liability cannot be made. Accordingly, the financial impact on the Company is not presently determinable.

Employees
---------

     During fiscal 1996, NordicTrack and Smith & Hawken employed, on average, approximately 4,500 people, including full-time, part-time and seasonal employees. The Company from time to time employs a large number of part-time employees because of the seasonality of the Company's sales. The Company considers its employee relations to be good.

Foreign and Domestic Operations
-------------------------------

     To date, international sales, licensing revenues and export sales have accounted for less than five percent of the Company's total annual sales. The Company's NordicTrack subsidiary operates a retail store in Germany and a retail store and several kiosks in the United Kingdom.

     Sales between the Company's operating units are not significant.


Item 2.  Properties
         ----------

     Most of the Company's facilities, including its retail stores, are leased from third parties. However, its principal NordicTrack manufacturing, administrative and telemarketing facilities are owned by NordicTrack. The Company also owns its corporate offices in Acton, Massachusetts.

     Shown below is a summary of the Company's principal facilities at July 31, 1996, excluding Hear Music:

                                                           Square Feet
                                         ---------------------------------------------
                                           Owned             Leased            Total
                                           -----             ------            -----
    Distribution Facilities
       for Direct Response
       and Retail Operations               85,500            146,302           231,802

    Retail Selling Space                    1,805            325,696           327,501

    Manufacturing Space                   206,500               --             206,500

    Office and Administrative
       Space                              226,500             29,200           255,700
                                          -------            -------         ---------
          Total                           520,305            501,198         1,021,503
                                          =======            =======         =========


     The leases covering the Company's distribution and manufacturing facilities include NordicTrack's Sioux Falls, South Dakota, distribution center, which is a 130,000 square foot facility that NordicTrack vacated in September 1996. Most of the retail store leases have initial terms ranging from five to ten years, with options to renew in certain cases. Retail store leases generally provide for minimum or base rents, additional expenses for common area maintenance charges and additional rent calculated as a percentage of sales in excess of specified levels. Rental expense under all leases for fiscal 1996 was approximately $53.6 million. For additional information regarding the Company's lease obligations, see Note 8 of Notes to Consolidated Financial Statements.


Item 3.  Legal Proceedings
         -----------------

     In May 1994, ICON Health & Fitness, Inc. commenced a civil suit against NordicTrack in the United States District Court for the District of Utah alleging infringement of three patents arising out of NordicTrack's design of its WalkFit treadmill and certain other similar products. This case was settled in fiscal 1996.

     In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. Included in the Company's loss from continuing operations for fiscal 1996 is a $4,000,000 pretax charge for settlement of this claim.

     In October 1995, NordicTrack agreed to a proposed consent agreement with the Federal Trade Commission ("FTC"). The FTC gave final approval to the consent agreement on June 17, 1996. The consent agreement prohibits NordicTrack from making certain claims with respect to its exercise equipment without reliable supporting evidence and misrepresenting the existence or results of any study or survey relating to weight loss. No civil penalties were imposed by the FTC pursuant to the consent agreement.

     On or about February 23, 1996, an alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint, entitled Elissa Crespi, on behalf of Herself and All Others Similarly Situated v. NordicTrack, Inc., against NordicTrack in the Supreme Court of the State of New York, County of New York (the "Crespi Complaint"). On or about February 26, 1996, another alleged purchaser of a cross-country ski exercise machine filed a Class Action Complaint in the same court, entitled Wendy Perel, on behalf of Herself and All Others Similarly Situated v. NordicTrack, Inc. (the "Perel Complaint"). On or about April 10, 1996, another alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint in the Superior Court of Fulton County, Georgia, entitled John Lucien Ward, Jr. v. NordicTrack, Inc. (the "Ward Complaint"). The Crespi Complaint alleges that NordicTrack made false and misleading claims concerning the weight loss of persons using its ski-exerciser and thereby defrauded its customers, engaged in negligent misrepresentation, breached warranties and violated Section 349 of the New York General Business Law. The Perel Complaint and Ward Complaint allege that NordicTrack misrepresented the results of a weight loss study and made unsubstantiated claims regarding weight loss and/or weight maintenance benefits from the use of NordicTrack's cross-country ski exercise machines. The Perel Complaint and Ward Complaint assert claims of negligent misrepresentation, breach of an express warranty and common law fraud. The plaintiff in the Crespi Complaint seeks for herself and the alleged class unspecified actual and punitive damages with interest, rescission, attorneys' fees, costs, an order requiring NordicTrack to make corrective disclosures and the imposition of a constructive trust. The plaintiffs in the Perel Complaint and Ward Complaint seek restitution of all amounts paid by them and the alleged class members for NordicTrack cross-country ski exercise machines, together with interest, attorneys' fees, costs, and any additional and consequential damages for injuries suffered by the plaintiffs and alleged class members. Both the Crespi Complaint and the Perel Complaint were removed to the United States District Court for the Southern District of New York. The parties to the actions have stipulated to the entry of a pre-trial order consolidating them, which the Court entered on August 28, 1996. The plaintiffs have not yet filed their consolidated complaint or moved for class certification. NordicTrack has moved for transfer of venue to Minnesota. The Ward Complaint was removed to the United States District Court for the Northern District of Georgia. On May 29, 1996, NordicTrack moved to dismiss the Ward Complaint which the Court granted on July 26, 1996 without prejudice, upon a joint application filed by the parties on June 28, 1996. While NordicTrack believes it has meritorious defenses to the complaints and intends to vigorously defend against the allegations, these lawsuits are in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition and results of operations of unfavorable outcomes.

     In August 1996, NordicTrack filed a declaratory judgment action against Precise Exercise, Inc. ("Precise") in the United States District Court for the District of Minnesota seeking a declaratory judgment to invalidate an agreement between the parties. Thereafter, Precise filed an action against NordicTrack in State Court in New Jersey alleging NordicTrack breached its contract with Precise to market and distribute Precise's abdominal exercise product. NordicTrack has moved to consolidate these actions in the District of Minnesota. While NordicTrack is vigorously pursuing its claim for declaratory judgment as well as its defenses to Precise's claims on the contract, these lawsuits are at an extremely early stage and the Company is unable to determine the likelihood and possible impact on the Company's financial condition and results of operations of an unfavorable outcome.

     The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such other legal proceedings will not have a material adverse impact on the Company's financial condition or results of operations. See Note 8 of Notes to Consolidated Financial Statements for information on environmental matters.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1996.

Executive Officers of the Company
---------------------------------


     The executive officers of the Company are as follows:


     Name                 Age                     Position
     ----                 ---                     --------
Charles M. Leighton        61     Chairman of the Board of Directors and Chief Executive Officer

G. Robert Tod              57     President, Chief Operating Officer and Director

Glenn E. Davis             42     Vice President, Finance, Chief Financial Officer and Treasurer

Paul J. Bailey             39     Controller

     Mr. Leighton, a founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer since the incorporation of the Company in 1969. Mr. Leighton is a director of New England Investment Companies and was a director of The New England until September 24, 1996 when it merged with, and he became a director of, Metropolitan Life Insurance Company.

     Mr. Tod, a founder of the Company, has been a member of the Board of Directors and President and Chief Operating Officer since the incorporation of the Company in 1969. Mr. Tod is a director of SCI Systems, Inc. and EG&G, Inc.

     Mr. Davis has been a Vice President of the Company since November 1989 and served as Controller of the Company from May 1984 through June 1996. He was named Chief Financial Officer in March 1996 and Treasurer in June 1996.

     Mr. Bailey has been with the Company since January 1985 as Director of Financial Operations. He became Controller of the Company in June 1996.

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

                              Fiscal 1996                     Fiscal 1995
                              -----------                     -----------
        Quarter           High           Low               High         Low
        -------           -----         -----             ------       -----
        First             $9.25         $5.38             $11.88       $8.88
        Second             6.25          3.63              11.38        9.50
        Third              5.00          2.88              10.75        7.00
        Fourth             5.88          2.88               9.12        7.00

     The Company declared three and four cash dividends aggregating $0.06 and $0.09 per share on its common stock during fiscal 1996 and 1995, respectively. The Company must meet certain financial covenants under its current revolving credit agreement in order to pay cash dividends.

         The number of shareholders of record of the Company's common stock as of October 10, 1996 was 6,429.



Item 6.  Selected Financial Data
         -----------------------
(in thousands, except per share data)

                                                                 Year Ended July 31,
                                                                 -------------------
                                               1996         1995         1994         1993         1992
                                               ----         ----         ----         ----         ----
Net sales                                   $544,905      $712,613     $655,791     $539,992     $386,646
Income (loss) from continuing
    operations before extra-
    ordinary gain and cumulative
    effect of accounting change              (84,809)       15,906       50,563       56,072       41,408
Income (loss) per share from
    continuing operations before extra-
    ordinary gain and cumulative
    effect of accounting change                (1.72)         0.32         0.98         1.07         0.80

Cash dividends declared per share               0.06          0.09         0.08         0.06         0.03

Working capital                               56,163       116,533      103,742      101,191       26,456

Total assets                                 213,351       340,081      384,663      340,171      218,806

Noncurrent liabilities                        48,794        69,021       84,356       80,719       25,431

Stockholders' equity                          85,797       188,552      219,237      184,250      130,017


     During 1996, the Company sold its Britches of Georgetowne and The Nature Company subsidiaries and decided to divest its Hear Music subsidiary. See Notes 2 and 3 of Notes to Consolidated Financial Statements.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

INTRODUCTION

         After reviewing their performance and strategic fit with the Company's other businesses, the Company decided to divest its Nature Company and Hear Music subsidiaries in the third quarter of 1996. The charge associated with this decision as well as The Nature Company's and Hear Music's operating results for the first nine months of 1996 are included in the Nature Company segment ("NC segment") results in the accompanying consolidated financial statements. The NC segment comprises The Nature Company, Hear Music and Smith & Hawken. The disposition of The Nature Company and Hear Music will enable the Company to focus on businesses which management believes have the greatest growth prospects and potential return on investment. In 1995, the Company decided to sell its Britches of Georgetowne ("Britches") subsidiary and has accounted for Britches as a discontinued operation in the accompanying consolidated financial statements.

         The Company's remaining operations encompass two industry segments:
(i) NordicTrack, which designs, manufactures and markets physical fitness and exercise equipment and other health-related products through direct response advertising in print and on television and through specialty stores and kiosks operated by its wholly-owned subsidiary, Nordic Advantage, and (ii) Smith & Hawken, which markets fine gardening tools, work wear, outdoor furniture, plants and accessories through its catalogs and specialty stores. Industry segment information is presented in Note 10 of Notes to Consolidated Financial Statements.

         This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors that May Affect Future Results." See also Note 8 of the Notes to Consolidated Financial Statements for information on commitments and contingencies.


RESULTS OF CONTINUING OPERATIONS - FISCAL 1996 AND 1995

         CML Consolidated
         Net sales in 1996 decreased by $167.7 million to $544.9 million, or 23.5% below 1995. The Company had a loss from continuing operations of $84.8 million in 1996 compared to income from continuing operations of $15.9 million in 1995.

         Retail sales in 1996 decreased by $21.1 million to $371.8 million, or 5.4% below 1995. The decrease in retail sales was primarily due to the divestiture of The Nature Company in 1996 and a decrease in Nordic Advantage and the NC segment comparable store sales partially offset by the addition of new Nordic Advantage and Smith & Hawken stores and a greater number of Nordic Advantage kiosks open during the year. During 1996, Nordic Advantage and Smith & Hawken opened 12 and 8 new stores, respectively.

         Direct response and mail order sales in 1996 decreased $146.6 million, or 45.9%, from the prior year to $173.1 million. The decrease in direct response and mail order sales was primarily attributable to lower direct response sales at NordicTrack as a result of less effective advertising.

         The Company expects future sales growth will result primarily from the sales of new NordicTrack fitness equipment products and the additional Smith & Hawken stores opened in 1996. The Company's international operations were not significant during 1996 and are not expected to be significant for the next several years.

         Cost of goods sold increased as a percentage of sales from 39.8% in 1995 to 47.1% in 1996. The increase in cost of goods sold as a percentage of sales was primarily attributable to increased sales promotions offered by NordicTrack and the NC segment in response to a more competitive consumer environment, higher materials prices, overhead rate and labor costs at NordicTrack and an increase in the proportion of NordicTrack's sales of products with higher cost of goods sold.

         Selling, general and administrative expenses increased as a percentage of sales from 56.5% in 1995 to 70.8% in 1996. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to higher direct marketing expenses and reduced advertising efficiencies at NordicTrack, fixed costs at stores which experienced a decrease in comparable store sales and higher operating expenses attributable to the increased number of kiosks.

         The loss from continuing operations in 1996 includes a pretax charge of $30.8 million to write down The Nature Company's and Hear Music's net assets to estimated net realizable value and to accrue estimated operating losses until disposition, lease termination and assignment costs and other transaction costs. In June 1996, the Company sold substantially all of the assets of The Nature Company for $39.9 million plus the assumption of certain liabilities.

         Interest expense increased to $3.1 million, or 0.6% of net sales, in 1996 compared to interest expense of $1.1 million, or 0.2% of net sales, in 1995. The increase in interest expense was due primarily to higher bank borrowings during the year.

         The Company's income tax benefit as a percentage of the pretax loss from continuing operations was 35.4% in 1996 compared to an income tax provision as a percentage of pretax income from continuing operations of 37.4% in 1995.

         NordicTrack

         Net sales decreased from $504.1 million in 1995 to $368.1 million in 1996, or 27.0%. Retail sales increased $3.8 million, or 1.7%, to $232.4 million in 1996 compared to $228.6 million in 1995. Direct response and mail order sales decreased $139.8 million, or 50.7%, to $135.7 million in 1996 from $275.5 million in 1995. The increase in retail sales was primarily due to a greater number of kiosks open during the year. Comparable store sales decreased by 30.0% during 1996. The decrease in direct response and mail order sales was primarily due to less effective advertising. NordicTrack in 1996 accounted for approximately 67.6% and 60.4% of the Company's consolidated sales and pretax operating loss before interest, corporate and other expenses, respectively. In 1995, approximately 70.7% of the Company's consolidated sales and over 100.0% of the Company's consolidated pretax operating income before interest, corporate and other expenses were attributable to NordicTrack.

         NordicTrack's gross margin decreased to 55.4% in 1996 from 64.9% in 1995 primarily due to increased sales promotions during the year in response to a more competitive consumer environment, higher materials prices, overhead rate and labor costs and an increase in the proportion of products sold with higher cost of goods sold as a percentage of sales. Selling, general and administrative expenses increased as a percentage of sales from 55.7% in 1995 to 75.1% in 1996 primarily due to higher direct marketing expenses and reduced advertising efficiencies, fixed costs at stores which experienced a decrease in comparable store sales and higher operating expenses attributable to the increased number of kiosks.

         NordicTrack had an operating loss of $72.6 million in 1996 compared to $46.3 million of operating income in 1995. The decline in operating income was due to lower sales and higher cost of goods sold and selling, general and administrative expenses as a percentage of sales.

         NordicTrack plans to continue to develop and market new physical fitness exercise equipment and other related products. NordicTrack expects to spend approximately $7.5 million in 1997 primarily for equipment to be used in product development and for improvements to its manufacturing, distribution, telemarketing and office facilities.

         The Nature Company Segment (To Be Renamed the Smith & Hawken Segment in 1997)

         Net sales decreased by 15.2% from $208.5 million in 1995 to $176.8 million in 1996 primarily due to the divestiture of The Nature Company and the planned divestiture of Hear Music and a decrease in comparable store sales. Retail sales decreased $24.9 million, or

15.2%, from $164.3 million in 1995 to $139.4 million in 1996. Comparable store sales for the NC segment decreased 10.0% during 1996. Mail order sales decreased $6.8 million, or 15.4%, to $37.4 million in 1996 from $44.2 million in 1995 due primarily to fewer catalogs mailed by The Nature Company.

         The NC segment's gross margin decreased to 47.4% in 1996 from 48.9% in 1995 primarily due to higher markdowns during the year in response to a more competitive consumer environment. The NC segment's selling, general and administrative expenses increased as a percentage of sales from 55.2% in 1995 to 57.0% in 1996 primarily due to fixed costs at stores which experienced a decrease in comparable store sales. The NC segment incurred an operating loss of $47.7 million during 1996 compared with an operating loss of $13.2 million in 1995. The increase in the NC segment's operating loss was primarily attributable to a $30.8 million charge resulting from the Company's decision to divest The Nature Company and Hear Music, lower gross margins and higher selling, general and administrative expenses as a percentage of sales.

         Smith & Hawken expects to spend approximately $1.3 million in 1997 for store fixtures and leasehold improvements.


RESULTS OF CONTINUING OPERATIONS - FISCAL 1995 AND 1994

         CML Consolidated

         Net sales increased by $56.8 million to $712.6 million, or 8.7%, over 1994. Income from continuing operations was $15.9 million in 1995 compared to $50.6 million in 1994, a decrease of 68.5%.

         Retail sales increased by $66.9 million in 1995 to $392.9 million, or 20.5%, over 1994. The increase in retail sales was primarily attributable to new stores at Nordic Advantage, Smith & Hawken and Hear Music. During 1995, Nordic Advantage, The Nature Company, Smith & Hawken and Hear Music opened 26, 1, 9 and 5 new stores, respectively. The percentage of the Company's total sales derived from retail sales increased to 55.1% in 1995 from 49.7% in 1994 primarily due to the opening of new retail stores.

         Direct response and mail order sales in 1995 decreased $10.1 million, or 3.1% , over the prior year to $319.7 million. The decrease in direct response and mail order sales was primarily attributable to lower direct response sales at NordicTrack partially offset by higher mail order sales within the NC segment.

         The Company's international operations were not significant during 1995 or 1994.

         Cost of goods sold increased as a percentage of sales from 35.9% in 1994 to 39.8% in 1995. The increase in cost of goods sold as a percentage of sales was primarily due to the re-design or discontinuation of certain unprofitable products and write-downs of related surplus and obsolete inventories, high refurbishment costs resulting from the increased returns of a treadmill product introduced during 1995 and higher markdowns recorded by the NC segment as part of a strategy to re-merchandise The Nature Company concept.

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

         Interest expense decreased to $1.1 million, or 0.2% of net sales, in 1995 compared to interest expense of $2.0 million, or 0.3% of net sales, in 1994. The decrease in interest expense was primarily due to higher interest expense attributable to Britches.

         The provision for income taxes increased as a percentage of pretax income from continuing operations from 36.1% in 1994 to 37.4% in 1995.

         NordicTrack
         Net sales increased from $455.6 million in 1994 to $504.1 million in 1995, or 10.6%. Retail sales increased $59.8 million, or 35.4%, to $228.6 million in 1995 compared to $168.8 million in 1994. Direct response and mail order sales decreased $11.3 million, or 3.9%, to $275.5 million in 1995 from $286.8 million in 1994. The increase in retail sales was primarily due to 26 new retail stores opened in 1995 and a greater number of kiosks. During 1995, comparable store sales decreased by 12.3%. In 1994, approximately 69.5% of the Company's consolidated sales and 95.9% of the Company's consolidated operating income before interest and corporate expenses were attributable to NordicTrack.

         NordicTrack's gross margin decreased to 64.9% in 1995 from 69.0% in 1994 primarily due to the re-design or discontinuation of certain unprofitable products and write-downs of related surplus and obsolete inventories and higher refurbishment costs resulting from increased returns of a treadmill product introduced during 1995.

         Selling, general and administrative expenses increased as a percentage of sales from 50.4% in 1994 to 55.7% in 1995 primarily due to higher direct marketing expenses, reduced advertising efficiencies, fixed costs at stores which experienced a decrease in comparable store sales and costs resulting from organizational changes.

         NordicTrack's operating income decreased $38.5 million, or 45.4%, to $46.3 million in 1995 from $84.8 million in 1994. Operating income decreased as a percentage of sales from 18.6% in 1994 to 9.2% in 1995 due to lower gross margins and higher selling, general and administrative expenses.

         The Nature Company Segment (To Be Renamed the Smith & Hawken Segment in 1997)
         Net sales increased by 4.1% from $200.2 million in 1994 to $208.5 million in 1995 due to the opening of 15 new retail stores. Retail sales increased $7.1 million, or 4.5%, to $164.3 million in 1995 compared to $157.2 million in 1994. Mail order sales increased $1.2 million to $44.2 million, or 2.8%, from $43.0 million in 1994 due to an increase in mail order sales at Smith & Hawken. Comparable store sales for the NC segment decreased 7.5% during 1995.

         The NC segment's gross margin decreased to 48.9% in 1995 from 53.2% in 1994 due to higher markdowns resulting from a strategy to re-merchandise The Nature Company concept. The NC segment's selling, general and administrative expenses increased as a percentage of sales from 51.4% in 1994 to 55.2% in 1995 primarily due to fixed costs at stores which experienced a decrease in comparable store sales and costs resulting from organizational changes at The Nature Company. The NC segment incurred an operating loss of $13.2 million during 1995 compared with operating income of $3.6 million in 1994. The decrease in operating income was primarily attributable to lower gross margins and higher selling, general and administrative expenses.


LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities
         The Company has used internally generated funds, bank borrowings and proceeds from the sale of assets to finance its operations. In 1996, net cash used in operating activities was $0.4 million compared with net cash provided by operating activities of $30.6 million and $45.5 million in 1995 and 1994, respectively. The decrease in 1996 was primarily due to lower operating results for the year partially offset by approximately $26,300,000 resulting from the liquidation of NordicTrack's consumer receivable portfolio. Depreciation and amortization was $28.7 million in 1996, $30.7 million in 1995 and $24.2 million in 1994. The decrease in depreciation and amortization in 1996 was primarily due to the divestitures of Britches and The Nature Company in 1996 partially offset by higher depreciation resulting from the Company's investment in additional retail stores and manufacturing, distribution and data processing facilities. During 1996, the Company recorded a provision for loss of $30.8 million for the divestitures of The Nature Company and Hear Music and an additional loss provision of $24.0 million for the divestiture of Britches. In 1995, the Company recorded a loss provision for the divestiture of Britches of $41.0 million. The Company's investment in working capital decreased $12.9 million in 1996 after an increase of $23.0 million and $34.7 million in 1995 and 1994, respectively.

         Cash Flows from Investing Activities
         In 1996, net cash provided by investing activities was $25.0 million compared with net cash used in investing activities of $36.3 million in 1995 and $61.0 million in 1994. The increase in cash provided by investing activities in 1996 is due to cash proceeds of $11.6 million and $34.9 million, net of monies held in escrow, received from the sale of Britches and The Nature Company, respectively.

         Capital expenditures were $21.6 million in 1996, $36.3 million in 1995 and $61.1 million in 1994. NordicTrack and the NC segment spent approximately $7.6 million and $12.5 million, respectively, on capital expenditures during 1996 primarily for new retail stores and improvements to manufacturing, distribution, telemarketing and office facilities.

         Cash Flows from Financing Activities
         The Company used $15.2 million, $14.9 million and $19.6 million of cash for financing activities in 1996, 1995 and 1994, respectively. At July 31, 1996, there were no loans outstanding under the Company's revolving credit agreement compared to $10.0 million of advances outstanding at July 31, 1995. The Company repurchased $1.3 million, $8.4 million and $16.3 million of its common stock in 1996, 1995 and 1994, respectively. In addition, in 1995 the Company spent $12.0 million to repurchase a portion of its $57.5 million, 5-1/2% convertible subordinated debentures. Dividends paid by the Company on its common stock were $4.2 million in each of 1996 and 1995 and $4.0 million in 1994.

          Capital Resources
          During 1996, the Company entered into a new senior secured revolving credit agreement with two banks. The revolving credit agreement allows the Company to borrow up to $40.0 million through April 15, 1999. The agreement, which is secured by the Company's assets and the shares and guarantees of the Company's subsidiaries, requires the Company to comply with certain financial and operating covenants. The Company must meet certain financial covenants under the revolving credit agreement in order to pay cash dividends. The agreement also requires the Company to pay the outstanding loan balance down to a specified level for a period of forty-five consecutive days each fiscal year and provides for a reduction in the commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or from the issuance of subordinated debt or equity securities. At July 31, 1996, there were no loans outstanding under the revolving credit agreement. Total letters of credit outstanding were $12.3 million at July 31, 1996. Total bank borrowings averaged $14.3 million during 1996 and $4.1 million during 1995. The Company did not borrow under the revolving credit agreement during 1994. See Note 4 of Notes to Consolidated Financial Statements for additional information on long-term debt.

         The Company believes that internally generated funds, available bank lines of credit and proceeds from the sale of assets will be sufficient to meet its operating needs and anticipated capital expenditures for 1997. The refundable income taxes shown on the Company's consolidated balance sheet at July 31, 1996 were received in September 1996.



CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

         Consumer Spending
         The success of the Company is influenced by a number of economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic conditions may restrict consumer spending, thereby negatively affecting the Company's results of operations. In addition, the Company's results of operations could be adversely affected if consumer spending is lower than anticipated during the holiday season.

         Competition
         The markets in which the Company is engaged are highly competitive.

         NordicTrack competes with several companies which design, manufacture and distribute physical fitness and exercise equipment. During the past several years, NordicTrack's competitors have introduced several new and competitive products at competitive prices which have adversely affected NordicTrack's recent revenues and profits. The future success of NordicTrack depends in part upon its ability to introduce new and competitive products successfully, on a timely basis and at competitive prices. The failure of NordicTrack to successfully compete with its competitors could materially adversely affect the financial condition of the Company.

         Many of the competitors of Smith & Hawken are larger companies with greater financial resources, a greater selection of merchandise and nationwide distribution, including a large number and wide variety of specialty retail stores, discount stores and department stores. Smith & Hawken also competes with mail order catalogs that sell gardening-related merchandise and independent garden stores and plant nurseries in towns and cities throughout the United States. The failure of Smith & Hawken to successfully compete with these companies could adversely affect the Company's operating results.

         New Products
         The Company's future financial performance will depend on the continued market acceptance of the Company's existing products and the successful development, introduction and customer acceptance of new and enhanced products. Several new products were introduced in the fall of 1996. If these products do not receive favorable market acceptance, the Company's future operating results would be adversely affected. There can be no assurance that the Company will be successful in developing new products and marketing its existing or new products.

         New Management Team
         The Company has recently replaced a number of key executives at NordicTrack. There can be no assurance, however, that the new personnel will be able to successfully increase revenues or reduce costs at NordicTrack in the future.

         Seasonality
         The Company's businesses are seasonal, with significant amounts of retail sales in the second and third fiscal quarters. The Company expects this seasonality to continue in the future. Because of this seasonality, the Company's revenues and earnings have fluctuated and will continue to fluctuate from quarter to quarter.

         Advertising and Marketing Programs
         The Company's success in the markets in which it competes depends in part upon the effectiveness of advertising and marketing programs of the Company and the Company's ability to successfully manage its advertising in-house. In 1996, NordicTrack implemented a new advertising program which in large part was ineffective. The inability of the Company to periodically design and successfully execute new and effective advertising and marketing programs could adversely affect the Company's operating results.

         Costs of Postage and Shipping
         Postage expenses associated with mailing catalogs and shipping charges associated with distributing merchandise to customers are significant factors in the operation of the Company's businesses. Increases in postage or shipping costs could adversely affect the Company's operating results.

         Intellectual Property Rights
         The Company is subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. While the Company believes that it currently has all licenses necessary to conduct its business, no assurance can be given that additional licenses will not be required in the future. Furthermore, no assurance can be given that, if any additional licenses are required, such licenses could be obtained on commercially reasonable terms.


OTHER
         Inflation has not had a significant effect on the Company's operations.

         The Company is involved in various legal proceedings and claims and two former subsidiaries of the Company are involved in two separate environmental matters. See Note 8 of the Notes to Consolidated Financial Statements for additional information on commitments and contingencies.

         The Company plans to adopt Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets," and SFAS No. 123, "Accounting for Stock-Based Compensation," in 1997. The Company is evaluating the impact that implementation of SFAS Nos. 121 and 123 will have on its 1997 consolidated financial statements.

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



                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.
           --------------------------------------------------

           The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 6, 1996 (the "1996 Proxy Statement") at "Election of Directors."

Item 11.   Executive Compensation.
           ----------------------

           The response to this item is incorporated herein by reference to the Company's 1996 Proxy Statement at "Election of Directors,""Compensation Committee Report on Executive Compensation,""Compensation Committee Interlocks and Insider Participation,""Summary Compensation,""Stock Option
Grants,""Year-End Option Table" and "Comparative Stock Performance."

Item 12.   Security Ownership of Certain Beneficial Owners and Management.
           --------------------------------------------------------------

           The response to this item is incorporated herein by reference to the Company's 1996 Proxy Statement at "Security Ownership of Certain Beneficial Owners and Management."

Item 13.   Certain Relationships and Related Transactions.
           ----------------------------------------------

           Not applicable.

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

           (b) Reports on Form 8-K.
               -------------------

               On April 29, 1996, the Company filed a Current Report on Form 8-K dated April 12, 1996 announcing under Item 2 (Acquisition or Disposition of Assets) the sale of all of the outstanding capital stock of Britches of Georgetowne, Inc. and its subsidiaries to Britches Acquisition Corp. and Damrack Company Limited pursuant to a Stock Purchase Agreement dated April 11, 1996 for an aggregate purchase price of $13,400,000, subject to certain adjustments.

               On June 21, 1996, the Company filed a Current Report on Form 8-K dated June 6, 1996 announcing under Item 2 (Acquisition or Disposition of Assets) the sale of substantially all of the assets related to The Nature Company business to The Discovery Channel Store, Inc. pursuant to an Asset Purchase and Sale Agreement dated as of June 6, 1996 for a purchase price of $39,870,000 and the assumption of certain liabilities.

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

                                      CML GROUP, INC.

                                      By: /s/Charles M. Leighton
                                          ------------------------------------
                                          Charles M. Leighton
                                          Chairman and Chief Executive Officer

                                      Date: October 29, 1996
                                           -----------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           Name                                  Title                                 Date
 -------------------------              -----------------------------           -----------------
                                        Chairman of the Board of           )
                                        Directors and Chief Executive      )
 /s/Charles M. Leighton                 Officer (Principal Executive       )
 -------------------------              Officer)                           )
 Charles M. Leighton                                                       )
                                                                           )
                                        Vice President, Finance and        )
 /s/Glenn E. Davis                      Chief Financial Officer            )
 -------------------------              (Principal Financial Officer)      )
 Glenn E. Davis                                                            )
                                                                           )
 /s/Paul J. Bailey                      Controller                         )
 -------------------------              (Principal Accounting Officer)     )
 Paul J. Bailey                                                            )
                                                                           )
 /s/G. Robert Tod                       President, Chief Operating         )     October 29, 1996
 -------------------------              Officer and Director               )
 G. Robert Tod                                                             )
                                                                           )
 /s/Howard H. Callaway                  Director                           )
 -------------------------                                                 )
 Howard H. Callaway                                                        )
                                                                           )
 /s/Thomas H. Lenagh                    Director                           )
 -------------------------                                                 )
 Thomas H. Lenagh                                                          )
                                                                           )
 /s/Roy W. Menninger, MD                Director                           )
 -------------------------                                                 )
 Roy W. Menninger, MD                                                      )
                                                                           )
 /s/Alison Taunton-Rigby                Director                           )
 -------------------------                                                 )
 Alison Taunton-Rigby                                                      )
                                                                           )
 /s/Lauren M. Tyler                     Director                           )
 -------------------------                                                 )
 Lauren M. Tyler                                                           )
                                                                           )
 /s/Ralph F. Verni                      Director                           )
 -------------------------                                                 )
 Ralph F. Verni                                                            )

                         INDEX TO FINANCIAL STATEMENTS,
                               SUPPLEMENTARY DATA
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                       OF
                                 CML GROUP, INC.

                                                                       Page No.
                                                                       --------
Financial Statements:
     Independent Auditors' Report                                         25

     Consolidated Statements of Operations - Years Ended
            July 31, 1996, 1995 and 1994                                  26

     Consolidated Balance Sheets - July 31, 1996
            and July 31, 1995                                          27 - 28

     Consolidated Statements of Cash Flows -
            Years Ended July 31, 1996, 1995 and 1994                      29

     Consolidated Statements of Changes in
            Stockholders' Equity - Years Ended July 31,
            1996, 1995 and 1994                                           30

     Notes to Consolidated Financial Statements                        31 - 40

Supplementary Data:
     Selected Quarterly Financial Data                                    41

Financial Statement Schedule:
     Schedule II - Valuation and Qualifying Accounts                      42


All other schedules are omitted because either they are not applicable or the required information is included in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Stockholders and Directors of CML Group, Inc.:

We have audited the accompanying consolidated balance sheets of CML Group, Inc. and its subsidiaries as of July 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the management of CML Group, Inc. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CML Group, Inc. and its subsidiaries at July 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 25, 1996


CML Group, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                                                Year Ended July 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    1996                1995                   1994
-----------------------------------------------------------------------------------------------------------------------------------

Net sales                                                                  $ 544,905,000        $712,613,000           $655,791,000
-----------------------------------------------------------------------------------------------------------------------------------

Less costs and expenses:
   Cost of goods sold                                                        256,738,000         283,338,000            235,247,000
   Selling, general and administrative expenses                              385,539,000         402,732,000            339,420,000
   Provision for loss on disposition of businesses
      held for sale (Note 3)                                                  30,824,000                  --                     --
   Interest expense                                                            3,088,000           1,134,000              1,995,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             676,189,000         687,204,000            576,662,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before income
   taxes and extraordinary gain                                             (131,284,000)         25,409,000             79,129,000
Provision (benefit) for income taxes (Note 6)                                (46,475,000)          9,503,000             28,566,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
   before extraordinary gain                                                 (84,809,000)         15,906,000             50,563,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from discontinued operations (Note 2):
   Income (loss) from operations, net of income taxes                                 --          (1,346,000)             1,156,000
   Provision for loss on disposal of discontinued operations,
      net of income tax benefit                                              (15,615,000)        (35,678,000)                    --
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             (15,615,000)        (37,024,000)             1,156,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) before extraordinary gain                                     (100,424,000)        (21,118,000)            51,719,000
Extraordinary gain, net of income taxes of $1,313,000 (Note 5)                        --           2,198,000                     --
-----------------------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                          ($100,424,000)       ($18,920,000)          $ 51,719,000
-----------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share (Note 1):
   Income (loss) from continuing operations
      before extraordinary gain
         Primary                                                                  ($1.72)             $0.32                   $0.98
         Fully diluted                                                            ($1.72)             $0.32                   $0.98
   Income (loss) before extraordinary gain
         Primary                                                                  ($2.04)            ($0.42)                  $1.00
         Fully diluted                                                            ($2.04)            ($0.42)                  $1.00
   Net income (loss)
         Primary                                                                  ($2.04)            ($0.38)                  $1.00
         Fully diluted                                                            ($2.04)            ($0.38)                  $1.00
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares                                             49,643,316         50,381,718              51,590,758
-----------------------------------------------------------------------------------------------------------------------------------



See Notes to Consolidated Financial Statements.


CML Group, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                  July 31,
------------------------------------------------------------------------------------------------------

Assets                                                                  1996                      1995
------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                       $ 17,673,000              $  8,338,000
Accounts receivable - trade, less allowance for
   doubtful accounts of $3,488,000 in 1996 and
   $2,141,000 in 1995                                             10,570,000                51,949,000
Refundable income taxes (Note 6)                                  53,874,000                    --
Prepaid income taxes (Notes 1 and 6)                               6,102,000                 8,710,000
Inventories (Note 1):
   Raw materials                                                   2,742,000                12,970,000
   Work in process                                                 1,875,000                 3,096,000
   Finished goods                                                 25,817,000                49,378,000
------------------------------------------------------------------------------------------------------

Total inventories                                                 30,434,000                65,444,000
Other current assets (Note 1)                                     16,270,000                30,286,000
Net assets of business held for sale (Note 2)                         --                    34,314,000
------------------------------------------------------------------------------------------------------

Total current assets                                             134,923,000               199,041,000
------------------------------------------------------------------------------------------------------

Property, plant and equipment (Notes 1 and 8):
   Land and buildings                                             20,071,000                19,865,000
   Machinery and equipment                                        43,739,000                77,522,000
   Leasehold improvements                                         31,628,000                80,710,000
------------------------------------------------------------------------------------------------------

                                                                  95,438,000               178,097,000
   Less accumulated depreciation                                  37,279,000                65,057,000
------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                58,159,000               113,040,000
------------------------------------------------------------------------------------------------------

Goodwill (Note 1)                                                  8,782,000                12,521,000

Other assets                                                      11,487,000                15,479,000
------------------------------------------------------------------------------------------------------

                                                                $213,351,000              $340,081,000
======================================================================================================


See Notes to Consolidated Financial Statements.


CML Group, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                                       July 31,
---------------------------------------------------------------------------------------------------------------------------

Liabilities and Stockholders' Equity                                                         1996                      1995
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt (Note 4)                                          $      49,000             $     203,000
Accounts payable                                                                       23,582,000                35,156,000
Accrued compensation                                                                    6,385,000                 6,905,000
Accrued advertising                                                                     8,260,000                 4,381,000
Accrued insurance                                                                       5,706,000                 3,522,000
Accrued lease termination costs                                                         5,760,000                   630,000
Accrued sales returns                                                                   3,237,000                 4,572,000
Accrued income taxes (Note 6)                                                                  --                 1,892,000
Other accrued expenses                                                                 25,781,000                25,247,000
---------------------------------------------------------------------------------------------------------------------------

Total current liabilities                                                              78,760,000                82,508,000
---------------------------------------------------------------------------------------------------------------------------

Noncurrent liabilities:
Long-term debt (Note 4)                                                                   276,000                10,082,000
Convertible subordinated debentures (Note 5)                                           41,593,000                41,593,000
Other noncurrent liabilities (Note 8)                                                   6,925,000                17,346,000
---------------------------------------------------------------------------------------------------------------------------

Total noncurrent liabilities                                                           48,794,000                69,021,000
---------------------------------------------------------------------------------------------------------------------------

Commitments and contingencies (Note 8)
---------------------------------------------------------------------------------------------------------------------------

Stockholders' equity (Notes 1, 7 and 9):
Common stock, par value $.10 per share
   Authorized - 120,000,000 shares
   Issued - 52,623,704 shares in 1996 and 52,076,674 shares in 1995                     5,262,000                 5,207,000
Additional paid-in capital                                                             81,082,000                79,805,000
Retained earnings                                                                      37,066,000               140,444,000
---------------------------------------------------------------------------------------------------------------------------

                                                                                      123,410,000               225,456,000
Less treasury stock, at cost, 2,963,433 shares in 1996
   and 2,797,791 shares in 1995                                                        37,613,000                36,904,000
---------------------------------------------------------------------------------------------------------------------------

                                                                                       85,797,000               188,552,000
---------------------------------------------------------------------------------------------------------------------------

                                                                                     $213,351,000              $340,081,000
===========================================================================================================================



See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

--------------------------------------------------------------------------------------------------------------------------------
                                                                                               Year Ended July 31,
--------------------------------------------------------------------------------------------------------------------------------
                                                                                   1996                1995                 1994
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income (loss)                                                      $(100,424,000)       $(18,920,000)        $ 51,719,000
--------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
      Gain on acquisition of convertible subordinated debentures                     --          (3,511,000)                  --
      Depreciation and amortization                                          28,738,000          30,723,000           24,156,000
      Provision for loss on disposition of businesses held for sale          30,824,000                  --                   --
      Provision for loss on disposal of discontinued operations              24,023,000          40,988,000                   --
      Royalty settlement                                                      1,367,000                  --                   --
      Loss on disposal of property, plant and equipment                       2,465,000           4,475,000            2,864,000
      Changes in assets and liabilities:
         Accounts receivable - trade                                         35,663,000         (10,865,000)         (18,191,000)
         Refundable income taxes                                            (53,874,000)                 --                   --
         Prepaid income taxes                                                 2,608,000          (2,022,000)             439,000
         Inventories                                                          3,864,000          (3,759,000)         (12,240,000)
         Other current assets                                                19,955,000          (5,391,000)         (13,139,000)
         Accounts payable and accrued expenses                                6,470,000            (410,000)          11,209,000
         Accrued income taxes                                                (1,833,000)           (572,000)          (2,772,000)
         Other assets and noncurrent liabilities                               (294,000)           (181,000)           1,459,000
--------------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                         99,976,000          49,475,000           (6,215,000)
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                            (448,000)         30,555,000           45,504,000
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions of property, plant and equipment                            (21,555,000)        (36,291,000)         (61,126,000)
   Net proceeds from sale of discontinued operations                         11,618,000                  --                   --
   Net proceeds from sale of business held for sale                          34,870,000                  --                   --
   Reduction in notes receivable                                                 52,000                  --              109,000
--------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          24,985,000         (36,291,000)         (61,017,000)
--------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in long-term debt                                                   289,000          10,000,000                   --
   Reduction in long-term debt                                              (10,249,000)         (1,233,000)            (314,000)
   Dividends paid                                                            (4,189,000)         (4,236,000)          (4,045,000)
   Exercise of stock options and employee stock purchase rights                 242,000           1,000,000            1,079,000
   Acquisition of convertible subordinated debentures                                --         (11,991,000)                  --
   Acquisition of treasury shares                                            (1,295,000)         (8,395,000)         (16,288,000)
--------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                       (15,202,000)        (14,855,000)         (19,568,000)
--------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                          9,335,000         (20,591,000)         (35,081,000)
Cash and cash equivalents at beginning of year                                8,338,000          28,929,000           64,010,000
--------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                  $  17,673,000        $  8,338,000         $ 28,929,000
--------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information:
Cash paid during the year for:
   Interest                                                                $  3,520,000        $  3,302,000         $  3,535,000
--------------------------------------------------------------------------------------------------------------------------------
   Income taxes                                                            $  1,317,000        $ 17,580,000         $ 37,417,000
--------------------------------------------------------------------------------------------------------------------------------

The Company recorded tax benefits of $59,000, $91,000 and $1,781,000 during 1996, 1995 and 1994, respectively, resulting from the exercise of stock options.

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity


                                                      Common Stock                                              Treasury Stock
                                                 ---------------------                                        -----------------
                                                                            Additional      Retained
                                                 Shares      Par Value    Paid-in-Capital   Earnings          Shares       Cost
-----------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 1993                       51,580,098    $5,158,000     $75,347,000   $ 116,136,000       888,798    $12,391,000
Exercise of stock options                        219,110        22,000         995,000              --            --             --
Employee stock purchase plan sales                51,972         5,000         613,000              --            --             --
Tax benefit from exercise of stock options            --            --       1,781,000              --            --             --
Acquisition of treasury shares                        --            --              --              --       977,143     16,118,000
Cash dividends ($0.08 per share)                      --            --              --      (4,030,000)           --             --
Net income                                            --            --              --      51,719,000            --             --
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 1994                        51,851,180     5,185,000      78,736,000     163,825,000     1,865,941     28,509,000
Exercise of stock options                        172,470        17,000         645,000              --            --             --
Employee stock purchase plan sales                53,024         5,000         333,000              --            --             --
Tax benefit from exercise of stock options            --            --          91,000              --            --             --
Acquisition of treasury shares                        --            --              --              --       931,850      8,395,000
Cash dividends ($0.09 per share)                      --            --              --      (4,461,000)           --             --
Net loss                                              --            --              --     (18,920,000)           --             --
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 1995                        52,076,674     5,207,000      79,805,000     140,444,000     2,797,791     36,904,000
Exercise of stock options                        102,360        10,000         311,000              --        38,857        204,000
Employee stock purchase plan sales                29,514         3,000         122,000              --            --             --
Employee benefit plan contributions               62,215         6,000        (547,000)             --       (62,215)      (790,000)
Royalty settlement                               352,941        36,000       1,332,000              --            --             --
Tax benefit from exercise of stock options            --            --          59,000              --            --             --
Acquisition of treasury shares                        --            --              --              --       189,000      1,295,000
Cash dividends ($0.06 per share)                      --            --              --      (2,954,000)           --             --
Net loss                                              --            --              --    (100,424,000)           --             --
-----------------------------------------------------------------------------------------------------------------------------------

Balance, July 31, 1996                        52,623,704    $5,262,000     $81,082,000   $  37,066,000     2,963,433    $37,613,000
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

Direct Response and Catalog Costs
Costs of direct response and catalogs are amortized in proportion to the sales they generate over periods not exceeding three months and six months, respectively. Direct response and catalog costs are included in other current assets. Direct response advertising expenses of the Company were $113,213,000, $133,456,000 and $117,664,000 in fiscal 1996, 1995 and 1994, respectively.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives which range from three to forty years or over the terms of the related leases, if such periods are shorter.

Goodwill
Goodwill is amortized on a straight-line basis over forty years. On an annual basis, the Company reviews the carrying value of goodwill against projections of undiscounted cash flows to evaluate the propriety of its amortization period. Accumulated amortization was $730,000 at July 31, 1996 and $1,495,000 at July 31, 1995. The Company wrote off the goodwill and accumulated amortization relating to The Nature Company and Britches of Georgetowne ("Britches") in fiscal 1996 and 1995, respectively.

Income Taxes
Deferred income taxes reflect the tax effects of temporary differences between financial reporting and income tax reporting which result principally from the valuation of finished goods inventories, the treatment of prepaid and accrued expenses, net operating losses and depreciation methods.

Earnings (Loss) Per Share
Primary earnings (loss) per share are calculated using the weighted average number of common and common equivalent shares outstanding during the year. Fully diluted earnings (loss) per share assume that the convertible subordinated debentures were converted at the beginning of the year and net income (loss) was adjusted for the resultant reduction in interest costs, net of tax.

New Accounting Standards
The Company will adopt Statement of Financial Acocunting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets," and SFAS No. 123, "Accounting for Stock-Based Compensation," in fiscal 1997. The Company is evaluating the impact that the implementation of SFAS Nos. 121 and 123 will have on its fiscal 1997 consolidated financial statements.

Use of Estimates
The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

Reclassifications
Certain fiscal 1995 and 1994 amounts have been reclassified to conform to the fiscal 1996 presentation.

Note 2 - Discontinued Operations

On April 12, 1996, the Company sold the common stock of its Britches subsidiary for $13,400,000 in cash (including $1,782,000 in escrow at July 31, 1996) plus the assumption of certain liabilities. The Company recorded after tax provisions for loss on the disposal of Britches of $15,615,000 in fiscal 1996 and $35,678,000 in fiscal 1995. The respective income tax benefits recorded in conjunction with the provisions for loss on disposal are $8,408,000 and $5,310,000. Britches' net sales in fiscal 1996 were $89,285,000. In fiscal 1995 and 1994, Britches' net sales were $127,034,000 and $116,606,000, respectively. Britches' results of operations are shown net of an income tax benefit of $627,000 for fiscal 1995 and income tax expense of $907,000 for fiscal 1994.

Note 3 - Divestiture of The Nature Company and Hear Music

The Company decided to divest its Nature Company and Hear Music subsidiaries during the third quarter of fiscal 1996. On June 6, 1996, substantially all of the assets of The Nature Company were sold for $39,870,000 in cash (including $5,000,000 in escrow at July 31, 1996) and the assumption of certain liabilities. Included in the loss from continuing operations for fiscal 1996 is a pretax charge of $30,824,000 to write down The Nature Company's and Hear Music's net assets to estimated net realizable value and to accrue estimated operating losses until disposition, lease termination and assignment costs and other transaction costs. The Nature Company's and Hear Music's sales in fiscal 1996, 1995 and 1994 were $112,705,000, $156,185,000 and $160,178,000, respectively, and pretax operating results were losses of $14,242,000 in fiscal 1996, excluding the $30,824,000 write-down recorded in anticipation of the sale of The Nature Company and Hear Music, and $14,161,000 in fiscal 1995 and income of $3,201,000 in fiscal 1994.

Note 4 - Long-Term Debt


Long-term debt consisted of the following at July 31:

                                                          1996                1995
----------------------------------------------------------------------------------

Revolving credit loan                                 $     --         $10,000,000
Note payable                                           250,000             199,000
Obligations under capital leases (Note 8)               75,000              86,000
----------------------------------------------------------------------------------
                                                       325,000          10,285,000
Less current portion                                    49,000             203,000
----------------------------------------------------------------------------------

Long-term debt                                        $276,000         $10,082,000
==================================================================================

Revolving Credit Agreement
On April 17, 1996, the Company entered into a new senior secured revolving credit agreement which matures on April 15, 1999. The agreement currently provides for a total commitment of $40,000,000 which may consist of loans and letters of credit. The agreement, which is secured by the Company's assets and the shares and guarantees of the Company's subsidiaries, includes provisions relating to certain operating and financial requirements and conditions and requires the Company to pay down the outstanding loan balance to $15,000,000 for a period of 45 consecutive days each fiscal year. The Company also must meet certain financial covenants under the revolving credit agreement in order to pay cash dividends. The Company is required to pay a commitment fee of 0.50% of the unused commitment. The agreement also provides for a reduction in the total commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or the issuance of subordinated debt or equity securities. Advances outstanding under the agreement bear interest at approximately the prime rate plus 0.75%. At July 31, 1996, the prime rate was 8.25%.

During fiscal 1996, borrowings under the the Company's current and former revolving credit agreements averaged $14,337,000 with a maximum of $56,400,000 outstanding at any time. The average interest rate on advances outstanding during the year was 7.4% and the average effective rate, after giving effect to loan origination costs and commitment and facility fees was 10.8%. At July 31, 1996, the Company had no loans outstanding under its revolving credit agreement.

Note Payable
The note payable, which bears interest at 6.0%, is due in monthly installments of approximately $3,000 and matures on August 1, 2006.

In 1996, the Company entered into a product financing arrangement whereby the Company has agreed to pay the financing company, on a monthly basis, an amount equal to the difference between the average monthly AA commercial paper rate (which was 5.49% in July 1996) and 5.75% on the average portfolio balance. At July 31, 1996, the receivable portfolio balance under this arrangement was $38,678,000. The Company assumes the risk of credit loss on bad debts between 4% and 8% of average receivables under this arrangement, which can be terminated upon six months notice.

Note 5 - Convertible Subordinated Debentures

On January 20, 1993, the Company issued $57,500,000 of 5-1/2% convertible subordinated debentures due January 15, 2003. During fiscal 1995, the Company repurchased $15,907,000 principal amount of the debentures and recorded an extraordinary gain of $2,198,000, net of income taxes of $1,313,000. Interest on the debentures outstanding is payable semi-annually in arrears on January 15 and July 15 of each year. The debentures are convertible into shares of the Company's common stock at a conversion price of $25.917 per share, subject to adjustment under certain circumstances. The debentures are redeemable at the option of the Company, in whole or in part, at redemption prices which decrease from 101-1/2% in 1997 to par in 1998. The estimated fair value of the convertible subordinated debentures was approximately $30,155,000 at July 31, 1996 and $32,027,000 at July 31, 1995, based upon quoted market prices. All other financial instruments are carried at amounts that approximate fair value.

Note 6 - Income Taxes


The provision (benefit) for income taxes consists of the following:

                                                            Year Ended July 31,
-------------------------------------------------------------------------------------------
                                                    1996              1995             1994
-------------------------------------------------------------------------------------------
Current
   Federal                                  $(48,740,000)      $ 9,311,000      $25,154,000
   State and foreign                             143,000         1,856,000        3,351,000
-------------------------------------------------------------------------------------------
                                             (48,597,000)       11,167,000       28,505,000
Deferred
   Federal                                       778,000        (1,555,000)         243,000
   State and foreign                           1,344,000          (109,000)        (182,000)
-------------------------------------------------------------------------------------------
Total                                       $(46,475,000)      $ 9,503,000      $28,566,000
-------------------------------------------------------------------------------------------
Continuing operations                       $(46,475,000)      $ 9,503,000      $28,566,000
Discontinued operations                       (8,408,000)       (5,937,000)         907,000
Extraordinary gain (Note 5)                           --         1,313,000               --
-------------------------------------------------------------------------------------------
Total                                       $(54,883,000)      $ 4,879,000      $29,473,000
===========================================================================================


The sources of prepaid and deferred income taxes and the related tax effect are as follows:

                                                      Year Ended July 31,
---------------------------------------------------------------------------
                                                    1996              1995
--------------------------------------------------------------------------
Current Assets
   Inventories                               $ 2,165,000       $ 4,325,000
   Depreciation and amortization               2,245,000           215,000
   Compensation expenses                       1,166,000         1,190,000
   Occupancy expenses                          2,152,000           107,000
   Receivable reserves                         2,174,000         2,595,000
   Discontinued operations                      --               2,408,000
   Other                                       2,223,000         2,885,000
   Less valuation allowance                   (4,167,000)       (2,267,000)
--------------------------------------------------------------------------
                                               7,958,000        11,458,000
--------------------------------------------------------------------------

Noncurrent Assets
   Depreciation and amortization                  33,000           836,000
   Net operating losses                        2,041,000         1,553,000
   Insurance expenses                          1,911,000           549,000
   Compensation expenses                         751,000           675,000
   Occupancy expenses                            358,000         1,756,000
   Alternative minimum tax credit              2,270,000          --
   Other                                       2,953,000         2,089,000
   Less valuation allowance                   (3,616,000)       (1,255,000)
---------------------------------------------------------------------------
                                               6,701,000         6,203,000
--------------------------------------------------------------------------

Total assets                                 $14,659,000       $17,661,000
--------------------------------------------------------------------------

Current Liabilities
   Catalog costs                             $   667,000       $   826,000
   Advertising costs                             955,000         1,606,000
   Other                                         234,000           316,000
--------------------------------------------------------------------------
                                               1,856,000         2,748,000
--------------------------------------------------------------------------

Noncurrent Liabilities
   Goodwill                                    1,401,000         1,381,000
   Other                                           5,000          --
-------------------------------------------------------------------------
                                               1,406,000         1,381,000
--------------------------------------------------------------------------
Total liabilities                            $ 3,262,000       $ 4,129,000
--------------------------------------------------------------------------
Total net deferred taxes                     $11,397,000       $13,532,000
==========================================================================

The valuation allowance at July 31, 1996 of $7,783,000 includes a net increase during the current year of $4,261,000 primarily due to foreign related losses and the alternative minimum tax credit. The July 31, 1996 valuation allowance primarily relates to foreign net operating loss carryforwards that may not be realized and the alternative minimum tax credit. The valuation allowance at July 31, 1995 of $3,522,000 includes a net increase during fiscal 1995 of $518,000 primarily due to foreign losses. The July 31, 1995 valuation allowance primarily relates to future deductible amounts of a capital nature and net operating loss carryforwards that may not be realized. Net operating loss carryforwards begin expiring in 2000.


A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

                                             1996            1995         1994
-------------------------------------------------------------------------------

Statutory federal income tax rate           (35.0%)          35.0%         35.0%
State and foreign income taxes
   net of federal tax effect                 (0.5)            5.1           2.8
Amortization of goodwill                       --             0.2           0.1
Realization of capital losses                  --              --          (2.4)
Benefit of foreign sales corporation         (0.2)           (1.0)          --
Research and development credits               --            (0.8)         (0.6)
Other                                         0.3            (1.1)          1.2
-------------------------------------------------------------------------------
Effective tax rate                          (35.4%)          37.4%         36.1%
===============================================================================

Note 7 - Stock Options, Stock Purchase Plan and Employee Benefit Plans

Stock Option Plans
At July 31, 1996, there were 749,478 and 2,663,650 shares reserved for issuance pursuant to the Company's 1982 and 1991 Stock Option Plans, respectively. The terms of both Plans generally provide for options to be granted at fair market value as of the date of grant for a term of no longer than ten years. The options generally become exercisable over the first five years. At July 31, 1996, options to purchase 749,478 shares and 627,714 shares were exercisable under the 1982 and 1991 Plans, respectively.


Option activity under the 1982 and 1991 Plans is summarized as follows:

                                                          1991 Plan               1982 Plan
-------------------------------------------------------------------------------------------
Options outstanding, August 1, 1993                         462,100               1,381,158
   Granted                                                  404,225                      --
   Exercised ($2.17-$20.42 per share)                       (19,700)               (199,410)
   Terminated                                                (1,700)                (74,580)
-------------------------------------------------------------------------------------------
Options outstanding, July 31, 1994                          844,925               1,107,168
   Granted                                                  383,472                      --
   Exercised ($2.21-$7.12 per share)                             --                (172,470)
   Terminated                                              (142,300)                (45,600)
-------------------------------------------------------------------------------------------
Options outstanding, July 31, 1995                        1,086,097                 889,098
   Granted                                                  377,400                      --
   Exercised ($2.21-$7.12 per share)                             --                (102,360)
   Terminated                                              (165,900)                (37,260)
-------------------------------------------------------------------------------------------
Options outstanding, July 31, 1996                        1,297,597                 749,478
===========================================================================================

The average exercise price of options outstanding under the 1982 Stock Option Plan at July 31, 1996, 1995 and 1994 was $3.68, $3.72 and $3.88, respectively.
The average exercise price of options outstanding under the 1991 Stock Option Plan at July 31, 1996, 1995 and 1994 was $10.01, $12.69 and $16.03,
respectively.

At July 31, 1996, there were 54,000 and 250,000 shares reserved for issuance pursuant to the Company's 1993 and 1996 Director Option Plans, respectively. The terms of both Plans generally provide for options to be granted to non-employee directors at fair market value as of the date of grant for a term of ten years. The options vest in three equal annual installments beginning on the first anniversary of the date of grant. At July 31, 1996, 54,000 and 176,328 options to purchase shares at average exercise prices of $18.55 and $6.13 per share were outstanding under the 1993 and 1996 Plans, respectively. Options to purchase 45,000 shares were exercisable at July 31, 1996 under the 1993 Plan. No options were exercisable under the 1996 Plan.

Employee Stock Purchase Plans
The Company's 1993 Employee Stock Purchase Plan authorized the issuance of 900,000 shares in three annual offerings ending June 14, 1994, 1995 and 1996. The first, second and third offerings resulted in the issuance of 51,972, 53,024 and 29,514 shares to 595, 290 and 79 employees at a price of $11.90, $6.38 and $4.25 per share, respectively.

The Company's 1996 Employee Stock Purchase Plan authorizes the issuance of 975,000 shares in three annual offerings of 325,000 shares each. Under the first offering, which ends June 14, 1997, 416 employees have elected to receive 227,103 shares.

Employee Benefit Plans
The Company maintains defined contribution benefit plans covering substantially all of its employees. The Company makes annual contributions to the plans based on a percentage of employee compensation or at the discretion of the Board of Directors as provided by the terms of each plan. Contributions by the Company to the various plans charged to operations in fiscal 1996, 1995 and 1994 were $1,010,000, $2,113,000 and $2,735,000, respectively.

Note 8 - Commitments and Contingencies

Leases
The Company leases certain manufacturing and distribution facilities, retail space and vehicles and equipment under agreements expiring over the next 15 years. Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require the Company to pay real estate taxes and other expenses.


Properties under capital leases consist of machinery and equipment and are as follows:

                                                             July 31,

                                                   1996                  1995
-----------------------------------------------------------------------------
Machinery and equipment                        $147,000              $144,000
Less accumulated amortization                    95,000                88,000
-----------------------------------------------------------------------------
Machinery and equipment, net                   $ 52,000              $ 56,000
=============================================================================


Future minimum lease payments under leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 1996 are as follows:

                                                   Capital           Operating
                                                    Leases              Leases
------------------------------------------------------------------------------
Year ending July 31:
1997                                               $28,000         $19,525,000
1998                                                32,000          17,191,000
1999                                                29,000          12,411,000
2000                                                    --          10,231,000
2001                                                    --           8,736,000
Thereafter                                              --          24,329,000
------------------------------------------------------------------------------

Total minimum lease payments                        89,000          92,423,000
Less portion representing interest                  14,000                  --
------------------------------------------------------------------------------
                                                   $75,000         $92,423,000
==============================================================================

The total minimum payments required under operating leases do not include contingent rentals which may be paid under certain store leases on the basis of a percentage of sales in excess of stipulated amounts. The total amount of rentals charged to operations in fiscal 1996, 1995 and 1994 was $53,616,000, $47,415,000 and $39,944,000, respectively. Contingent rentals were approximately $3,317,000 in fiscal 1996, $5,406,000 in fiscal 1995 and $4,414,000 in fiscal
1994. Included in other noncurrent liabilities at July 31, 1996 and 1995 are store construction credits of $1,535,000 and $8,499,000, respectively, and deferred rent liabilities of $282,000 and $3,730,000, respectively.

Litigation
In May 1994, ICON Health & Fitness, Inc. commenced a civil suit against NordicTrack in the United States District Court for the District of Utah alleging infringement of three patents arising out of NordicTrack's design of its WalkFit treadmill and certain other similar products. This case was settled in fiscal 1996.

In January 1995, an individual, William Wilkinson, filed a demand for arbitration and statement of claim alleging that NordicTrack breached the terms of a licensing and product development agreement by failing to compensate him with royalties for certain design features of its WalkFit treadmill and certain similar products. Included in the Company's loss from continuing operations for fiscal 1996 is a $4,000,000 pretax charge for settlement of this claim.

In October 1995, NordicTrack agreed to a proposed consent agreement with the Federal Trade Commission ("FTC"). The FTC gave final approval to the consent agreement on June 17, 1996. The consent agreement prohibits NordicTrack from making certain claims with respect to its exercise equipment without reliable supporting evidence and misrepresenting the existence or results of any study or survey relating to weight loss. No civil penalties were imposed by the FTC pursuant to the consent agreement.

On or about February 23, 1996, an alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint, entitled Elissa Crespi, on behalf of Herself and All Others Similarly Situated v. NordicTrack, Inc., against NordicTrack in the Supreme Court of the State of New York, County of New York (the "Crespi Complaint"). On or about February 26, 1996, another alleged purchaser of a cross-country ski exercise machine filed a Class Action Complaint in the same court, entitled Wendy Perel, on behalf of Herself and All Others Similarly Situated v. NordicTrack, Inc. (the "Perel Complaint"). On or about April 10, 1996, another alleged purchaser of a NordicTrack cross-country ski exercise machine filed a Class Action Complaint in the Superior Court of Fulton County, Georgia, entitled John Lucien Ward, Jr. v. NordicTrack, Inc. (the "Ward Complaint"). The Crespi Complaint alleges that NordicTrack made false and misleading claims concerning the weight loss of persons using its ski-exerciser and thereby defrauded its customers, engaged in negligent misrepresentation, breached warranties and violated Section 349 of the New York General Business Law. The Perel Complaint and Ward Complaint allege that NordicTrack misrepresented the results of a weight loss study and made unsubstantiated claims regarding weight loss and/or weight maintenance benefits from the use of NordicTrack's cross-country ski exercise machines. The Perel Complaint and Ward Complaint assert claims of negligent misrepresentation, breach of an express warranty and common law fraud. The plaintiff in the Crespi Complaint seeks for herself and the alleged class unspecified actual and punitive damages with interest, rescission, attorneys' fees, costs, an order requiring NordicTrack to make corrective disclosures and the imposition of a constructive trust. The plaintiffs in the Perel Complaint and Ward Complaint seek restitution of all amounts paid by them and the alleged class members for NordicTrack cross-country ski exercise machines, together with interest, attorneys' fees, costs, and any additional and consequential damages for injuries suffered by the plaintiffs and alleged class members. Both the Crespi Complaint and the Perel Complaint were removed to the United States District Court for the Southern District of New York. The parties to the actions have stipulated to the entry of a pre-trial order consolidating them, which the Court entered on August 28, 1996. The plaintiffs have not yet filed their consolidated complaint or moved for class certification. NordicTrack has moved for transfer of venue to Minnesota. The Ward Complaint was removed to the United States District Court for the Northern District of Georgia. On May 29, 1996, NordicTrack moved to dismiss the Ward Complaint which the Court granted on July 26, 1996 without prejudice, upon a joint application filed by the parties on June 28, 1996. While NordicTrack believes it has meritorious defenses to the complaints and intends to vigorously defend against the allegations, these lawsuits are in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of unfavorable outcomes.

In August 1996, NordicTrack filed a declaratory judgment action against Precise Exercise, Inc. ("Precise") in the United States District Court for the District of Minnesota seeking a declaratory judgment to invalidate an agreement between the parties. Thereafter, Precise filed an action against NordicTrack in State Court in New Jersey alleging NordicTrack breached its contract with Precise to market and distribute Precise's abdominal exercise product. NordicTrack has moved to consolidate these actions in the District of Minnesota. While NordicTrack is vigorously pursuing its claim for declaratory judgment and believes it has meritorious defenses to Precise's claims on the contract, these lawsuits are at an extremely early stage and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of an unfavorable outcome.

The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such other legal proceedings will not have a material adverse impact on the Company's financial condition or results of operations.

Environmental Matters
On June 3, 1991, the Company received from the United States Environmental Protection Agency ("EPA") a Special Notice Letter containing a formal demand on the Company as a Potentially Responsible Party ("PRP") for reimbursement of the costs incurred and expected to be incurred in response to environmental problems at a so-called "Superfund" site in Conway, New Hampshire. The EPA originally estimated the costs of remedial action and future maintenance and monitoring programs at the site at about $7,276,000. The Superfund site includes a vacant parcel of land owned by a subsidiary of the Company as well as adjoining property owned by a third party. No manufacturing or other activities involving hazardous substances have ever been conducted by the Company or its affiliates on the Superfund site in Conway. The environmental problems affecting the land resulted from activities by the owners of the adjoining parcel. Representatives of the Company have engaged in discussions with the EPA regarding responsibility for the environmental problems and the costs of cleanup. The owners of the adjoining parcel are bankrupt. The EPA commenced cleanup activities at the site in July 1992.

The EPA expended approximately $1,415,000 for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3,000,000, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has implemented the groundwater phase of the cleanup, which the EPA originally estimated would cost approximately $4,020,000.

The Company believes that the EPA's estimated cost for cleanup, including the proposed remedial actions, is excessive and involves unnecessary actions. In addition, a portion of the proposed remedial cost involves cleanup of the adjoining property that is not owned by the Company or any of its affiliates. Therefore, the Company believes it is not responsible for that portion of the cleanup costs. The Company has reserves and insurance coverage (from its primary insurer) for environmental liabilities at the site in the amount of approximately $2,300,000. The Company also believes that it is entitled to additional insurance from its excess insurance carriers. However, if excess liability coverage is not available to the Company and the ultimate liability substantially exceeds the primary insurance amount and reserves, the liability would have a material adverse effect upon the Company's operating results for the period in which the resolution of the claim occurs and could have a material adverse effect upon the Company's financial condition.

In June 1992, the EPA notified the Company it may be liable for the release of hazardous substances by the Company's former Boston Whaler subsidiary at a hazardous waste treatment and storage facility in Southington, Connecticut. The EPA has calculated the Company's volumetric contribution at less than two tenths of one percent. Because complete cleanup cost estimates for the site are not yet available, an accurate assessment of the Company's likely range of liability cannot be made. Accordingly, the financial impact on the Company is not presently determinable.

Tax Matters
The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. Although the Company has not received an official notice, based on discussions with IRS personnel, the Company expects that the IRS will propose certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments expected to be proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments made to the former owners of NordicTrack (acquired in June 1986) and to the former owners of Britches of Georgetowne (acquired in August 1983); and (ii) the valuation of certain assets acquired in connection with the acquisition of Britches.

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

Letters of Credit
At July 31, 1996, the Company was contingently liable for outstanding letters of credit in the amount of $12,343,000.

Note 9 - Preferred Stock Rights and Preference Stock

Preferred Stock Rights
On June 22, 1988, the Company's Board of Directors declared a dividend of one-sixth of a preferred stock purchase right for each share of common stock outstanding at the close of business on July 22, 1988. Under certain circumstances, a right may be exercised to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock of the Company at an exercise price of $92.00. The rights become exercisable only if an entity has acquired 20% or more of the Company's common stock, or announces an offer which would result in such entity acquiring 30% or more of the Company's common stock. After the rights become exercisable, if the Company is a party to certain merger or business combination transactions or transfers 50% or more of its assets or earnings power, or if the acquirer engages in certain self-dealing transactions, each right not owned by a 20% or more stockholder enables its holder to purchase for $92.00 that number of shares of common stock of the acquiring or surviving entity (or of the Company in certain instances) which equals the exercise price of the right divided by one-half of the current market price of the common stock of the acquiring or surviving entity (or of the Company), as applicable, at the date of the occurrence of the event. The rights expire July 22, 1998 and may be redeemed by the Company at $.02 per right in certain circumstances.

Preference Stock
The Company has 2,000,000 shares, $.10 par value, of preference stock authorized, none of which was issued and outstanding at July 31, 1996.

Note 10 - Industry Segments

The Company operates in two industry segments, NordicTrack and the Nature Company segment (to be renamed the Smith & Hawken segment in fiscal 1997). NordicTrack sells physical fitness exercise products. The Nature Company segment, which includes The Nature Company, Smith & Hawken and Hear Music through April 27, 1996, sold nature, gardening and music related items. After April 27, 1996, The Nature Company segment includes only Smith & Hawken which sells gardening related products.


Britches of Georgetowne is treated as a discontinued operation in the following industry segment information and in the accompanying consolidated financial statements.

                                                              Year Ended July 31,
-------------------------------------------------------------------------------------------
                                                      1996            1995             1994
-------------------------------------------------------------------------------------------
Net Sales:
   NordicTrack                               $ 368,151,000    $504,105,000     $455,597,000
   The Nature Company                          176,754,000     208,508,000      200,194,000
-------------------------------------------------------------------------------------------
                                             $ 544,905,000    $712,613,000     $655,791,000
===========================================================================================
Operating Income (Loss):
   NordicTrack                               $ (72,609,000)   $ 46,284,000     $ 84,827,000
   The Nature Company (Note 3)                 (47,691,000)    (13,224,000)       3,645,000
-------------------------------------------------------------------------------------------
                                              (120,300,000)     33,060,000       88,472,000
Interest, Corporate and
   Other Expenses                              (10,984,000)     (7,651,000)      (9,343,000)
--------------------------------------------------------------------------------------------
                                             $(131,284,000)   $ 25,409,000     $ 79,129,000
===========================================================================================
Identifiable Assets at July 31:
   NordicTrack                               $ 138,431,000    $137,113,000     $134,189,000
   The Nature Company                           45,898,000     131,653,000      130,630,000
   Discontinued Operations                      --              34,314,000       81,537,000
   Corporate and Other                          29,022,000      37,001,000       38,307,000
-------------------------------------------------------------------------------------------
                                             $ 213,351,000    $340,081,000     $384,663,000
===========================================================================================
Depreciation and Amortization:
   NordicTrack                               $  11,369,000    $  9,949,000     $  6,997,000
   The Nature Company                           12,412,000      12,879,000       10,804,000
   Discontinued Operations                       4,454,000       7,316,000        5,843,000
   Corporate and Other                             503,000         579,000          512,000
-------------------------------------------------------------------------------------------
                                             $  28,738,000    $ 30,723,000     $ 24,156,000
===========================================================================================
Capital Expenditures:
   NordicTrack                               $   7,551,000    $ 11,941,000     $ 22,657,000
   The Nature Company                           12,459,000      16,178,000       23,274,000
   Discontinued Operations                       1,536,000       8,079,000       14,988,000
   Corporate and Other                               9,000          93,000          207,000
-------------------------------------------------------------------------------------------
                                             $  21,555,000    $ 36,291,000     $ 61,126,000
===========================================================================================


CML Group, Inc. and Subsidiaries
Selected Quarterly Financial Data (Unaudited)
(In thousands, except per share data)

                                            Fiscal 1996, Quarter Ended                       Fiscal 1995, Quarter Ended
                                  ---------------------------------------------    --------------------------------------------
                                   Oct. 28,    Jan. 27,    Apr. 27,    July 31,     Oct. 29,   Jan. 28,    Apr. 29,    July 31,
                                     1995        1996        1996        1996         1994       1995        1995        1995
-------------------------------------------------------------------------------------------------------------------------------

Net sales                         $108,865    $222,547    $138,341    $ 75,152     $129,198   $278,992    $179,525     $124,898
-------------------------------------------------------------------------------------------------------------------------------

Gross profit                        60,270     115,055      74,389      38,453       81,544    176,364     108,527       62,840
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) before
     extraordinary gain            (15,018)    (30,053)    (36,245)    (19,108)         881     40,553     (40,703)     (21,849)
-------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                  (15,018)    (30,053)    (36,245)    (19,108)         881     41,678     (39,630)     (21,849)
-------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share:
     Income (loss) before
         extraordinary gain         ($0.30)     ($0.61)     ($0.74)     ($0.39)       $0.02      $0.78      ($0.82)      ($0.44)
     Net income (loss) per share    ($0.30)     ($0.61)     ($0.74)     ($0.39)       $0.02      $0.80      ($0.80)      ($0.44)
-------------------------------------------------------------------------------------------------------------------------------

                                                                   Schedule II
                                                                   -----------

                        CML GROUP, INC. and SUBSIDIARIES
                        VALUATION and QUALIFYING ACCOUNTS


                                                       Balance at           Charged                                  Balance
                                                       Beginning            to Costs                                 at End
             Description                                of Year            and Expenses        Deductions            of Year
             -----------                               ----------          ------------        ----------            -------

Allowance for Doubtful Accounts Receivable:

     Year Ended July 31, 1994                          $  637,000          $1,639,000          $  874,000          $1,402,000

     Year Ended July 31, 1995                           1,402,000           6,734,000           5,995,000           2,141,000

     Year Ended July 31, 1996                           2,141,000           4,652,000           3,305,000           3,488,000

Allowance for Doubtful Notes Receivable:

     Year Ended July 31, 1994                           1,047,000             ---                 993,000              54,000

     Year Ended July 31, 1995                              54,000             ---                  45,000               9,000

     Year Ended July 31, 1996                               9,000             ---                 ---                   9,000

Accrual for Loss on Disposals:

     Year Ended July 31, 1994                           6,293,000             ---               1,804,000           4,489,000

     Year Ended July 31, 1995                           4,489,000          40,988,000          39,201,000           6,276,000

     Year Ended July 31, 1996                           6,276,000          54,847,000          58,416,000           2,707,000


                                         EXHIBIT INDEX

                                                                                        Page No.
                                                                                        --------


  2(a)  --     Stock Purchase Agreement dated as of April 11, 1996 among Britches of Georgetowne, Inc., the Company, Britches Acquisition Corp. and
               Damrak Company Limited is incorporated herein by reference to
               Exhibit 2 to the Company's Current Report on Form 8-K filed
               April 29, 1996.                                                             --

  2(b)  --     Asset Purchase and Sale Agreement dated as of June 6, 1996 by and among the Company, The Nature Company, The Nature Company
               International, Inc. and Nordic Advantage of Ontario, Discovery
               Communications, Inc. and The Discovery Channel Store, Inc. is incorporated herein by reference to Exhibit 2 to the Company's Current Report on form
               8-K filed June 21, 1996.                                                    --

  3(a)  --     Restated Certificate of Incorporation, as amended, of the Company is incorporated herein by reference to Exhibit 3.1 to the
               Company's Registration Statement on Form S-8 filed December 11,
               1992 (File No. 33-55660).                                                   --

  3(b)  --     By-Laws, as amended, of the Company are incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement
               on Form S-8 filed January 23, 1992 (File No. 33-45073).                     --

  4(a)  --     Specimen certificate for shares of Common Stock of the Company is incorporated herein by reference to Exhibit 4 to the Company's
               Registration Statement on Form S-1 (File No. 2-86828).                      --

  4(b)  --     Form of Rights Certificate is incorporated herein by reference to
               Exhibit B to Exhibit 1 to the Company's Form 8-A filed July 13,
               1988.                                                                       --

  4(c)  --     Rights Agreement, dated as of June 28, 1988, between the Company and The First National Bank of Boston is incorporated herein by reference to Exhibit 1 to the Company's Form 8-A filed July 13,
               1988, as amended by the Company's Form 8 filed August 5, 1988.              --

  4(d)  --     Specimen certificates for the Company's 5-1/2% Convertible
               Subordinated Debentures Due 2003 are incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on
               Form 10-Q filed March 16, 1993.                                             --

  4(e)  --     Terms of the Company's 5-1/2% Convertible Subordinated Debentures
               Due 2003 are incorporated herein by reference to Exhibit A to
               Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q filed
               March 16, 1993.                                                             --

*10(a)  --     1982 Stock Option Plan, as amended, and Forms of Option
               Agreements are incorporated herein by reference to Exhibit 10(y)
               to the Company's Registration Statement on Form S-1 (File No.
               2-86828).                                                                   --


                                                                                      Page No.
                                                                                      --------

*10(b)  --     Amendment to Section 18 of the 1982 Stock Option Plan, dated
               October 7, 1987, is incorporated herein by reference to Exhibit
               10(g) to the Company's Annual Report on Form 10-K filed October
               28, 1988.                                                                --

*10(c)  --     Amendment to Section 5(a) of the 1982 Stock Option Plan, dated
               December 5, 1991, is incorporated herein by reference to Exhibit
               10(c) to the Company's Annual Report on Form 10-K filed October
               21, 1992, as amended by the Company's Form 8 filed October 28,
               1992.                                                                    --

 10(d)  --     Revolving Credit Agreement dated as of April 17, 1996 by and among the Company, NordicTrack, Inc., Nordic Advantage, Inc.,
               The Nature Company, Smith & Hawken, Ltd., Biscuit Factory
               Publications Incorporated (d/b/a Hear Music), The First
               National Bank of Boston and BankAmerica Business Credit, Inc.
               is incorporated herein by reference to Exhibit 10(a) to the
               Company's Quarterly Report on Form 10-Q filed June 11, 1996.            --

*10(e)  --     Amended and Restated Employment and Consulting Agreement, dated as of September 14, 1989, among the Company, P.S.I. NordicTrack,
               Inc. and Edward A. Pauls is incorporated herein by reference to
               Exhibit 10(w) to the Company's Annual Report on Form 10-K filed
               October 30, 1989.                                                        --

*10(f)  --     Amended and Restated Employment and Consulting Agreement, dated as of September 14, 1989, among the Company, P.S.I. NordicTrack,
               Inc. and Florence Pauls is incorporated herein by reference to
               Exhibit 10(x) to the Company's Annual Report on Form 10-K filed
               October 30, 1989.                                                        --

*10(g)  --     1987 Employees' Severance Benefit Plan, dated October 7, 1987, is incorporated herein by reference to Exhibit 10(bb) to the
               Company's Annual Report on Form 10-K filed October 28, 1988.             --


                                                                                      Page No.
                                                                                      --------
*10(h)  --     1991 Stock Option Plan and Forms of Option Agreements are
               incorporated herein by reference to Exhibit 10(m) to the
               Company's Annual Report on Form 10-K filed October 21, 1992, as
               amended by the Company's Form 8 filed October 28, 1992.                  --

*10(i)  --     Form of Split Dollar Life Insurance Policy for the Benefit of
               Certain Executive Officers is incorporated herein by reference to
               Exhibit 10(n) to the Company's Annual Report on Form 10-K filed
               October 21, 1992, as amended by the Company's Form 8 filed
               October 28, 1992.                                                        --

*10(j)  --     1993 Director Option Plan is incorporated herein by reference to
               Exhibit 10(n) to the Company's Annual Report on Form 10-K filed
               October 29, 1993.                                                        --

'

                                                                                      Page No.
                                                                                      --------

*10(k)  --     1993 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on Form
               10-K filed October 29, 1993.                                             --

10(l)   --     Subscription Agreement, dated as of January 12, 1993, among the
               Company, Lehman Brothers International (Europe), Deutsche Bank
               A.G. London, Lombard Odier International Underwriters, S.A.,
               Swiss Bank Corporation and S.G. Warburg Securities is
               incorporated herein by reference to Exhibit 19.1 to the Company's
               Quarterly Report on Form 10-Q filed March 16, 1993.                      --

10(m)   --     Fiscal Agency Agreement, dated as of January 20, 1993, between the Company and Chemical Bank is incorporated herein by reference to Exhibit 19.2 to the Company's Quarterly Report on Form 10-Q
               filed March 16, 1993.                                                    --


*10(n)  --     1996 Director Option Plan is incorporated herein by reference to
               Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
               filed March, 12 1996.                                                     --


*10(o)  --     1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed
               March 12, 1996.                                                          --

 11     --     Statement Regarding Computation of Fully Diluted Earnings Per
               Share.                                                                   47

 21     --     Subsidiaries of the Registrant.                                          48

 23     --     Consent of Deloitte & Touche LLP.                                        49

 27     --     Financial Data Schedule.                                                 50


----------------
* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.