Form 10-Q
period 1996-11-02
CML GROUP INC
filed 1996-12-17
CIK 729576

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________ TO __________

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
                                                         --------------

                                 Not Applicable
                 ----------------------------------------------
                 (Former name, former address and former fiscal
                       year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for
the past 90 days. Yes  X      No
                     -----      -----

Number of shares outstanding of each of the issuer's classes of common stock:
49,717,511 shares of common stock, $.10 par value, as of December 10, 1996.

================================================================================

                        CML GROUP, INC. AND SUBSIDIARIES
                        --------------------------------

                                    Form 10-Q


                                      Index
                                      -----

                                                                                  Page
                                                                                  ----

Part I:   Financial Information

          Item 1:  Financial Statements

                   Consolidated Condensed Balance Sheets as of
                   November 2, 1996 and July 31, 1996                             3 - 4

                   Consolidated Condensed Statements of Operations
                   for the three-month periods ended
                   November 2, 1996 and October 28, 1995                              5

                   Consolidated Condensed Statements of Cash
                   Flows for the three-month periods ended
                   November 2, 1996 and October 28, 1995                              6

                   Notes to Consolidated Condensed Financial Statements          7 - 10

          Item 2:  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          11 - 12

Part II:  Other Information

          Item 1:  Legal Proceedings                                                 13

          Item 6:  Exhibits and Reports on Form 8-K                                  13

          Signatures                                                                 13

          Exhibit Index                                                              14

                          Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                         CML GROUP, INC. & SUBSIDIARIES

                                       Consolidated Condensed Balance Sheets
                                       -------------------------------------

                                                       ASSETS

                                                              November 2, 1996         July 31, 1996
                                                              ----------------         -------------
Current assets:
    Cash and cash equivalents                                   $ 41,928,000            $ 17,673,000
    Accounts receivable                                            8,082,000              10,570,000
    Refundable income taxes                                          161,000              53,874,000
    Prepaid income taxes                                          10,920,000               6,102,000
    Inventories:
       Raw materials                                               3,647,000               2,742,000
       Work in process                                             2,021,000               1,875,000
       Finished goods                                             31,898,000              25,817,000
                                                                ------------            ------------

          Total inventories                                       37,566,000              30,434,000
    Other current assets                                          19,036,000              16,270,000
                                                                ------------            ------------

          Total current assets                                   117,693,000             134,923,000
                                                                ------------            ------------

Property, plant and equipment, at cost:
     Land and buildings                                           19,388,000              20,071,000
     Machinery and equipment                                      43,325,000              43,739,000
     Leasehold improvements                                       30,759,000              31,628,000
                                                                ------------            ------------

                                                                  93,472,000              95,438,000
     Less accumulated depreciation                                37,696,000              37,279,000
                                                                ------------            ------------

                                                                  55,776,000              58,159,000
                                                                ------------            ------------

Goodwill                                                           8,723,000               8,782,000

Other assets                                                      11,501,000              11,487,000
                                                                ------------            ------------
                                                                $193,693,000            $213,351,000
                                                                ============            ============










            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES

                                       Consolidated Condensed Balance Sheets
                                       -------------------------------------

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              November 2, 1996           July 31, 1996
                                                              ----------------           -------------
Current liabilities:
    Current portion of long-term debt                           $     48,000              $     49,000
    Accounts payable                                              14,376,000                23,582,000
    Accrued compensation                                           5,774,000                 6,385,000
    Accrued advertising                                            9,984,000                 8,260,000
    Accrued insurance                                              5,345,000                 5,706,000
    Accrued lease termination costs                                5,342,000                 5,760,000
    Other accrued expenses                                        32,030,000                29,018,000
                                                                ------------              ------------

    Total current liabilities                                     72,899,000                78,760,000
                                                                ------------              ------------
Noncurrent liabilities:
    Long-term debt                                                   274,000                   276,000
    Convertible subordinated debentures                           41,593,000                41,593,000
    Other noncurrent liabilities                                   6,914,000                 6,925,000
                                                                ------------              ------------

    Total noncurrent liabilities                                  48,781,000                48,794,000
                                                                ------------              ------------
Stockholders' equity:
    Common stock, par value $.10 per share
       Authorized - 120,000,000 shares
       Issued - 52,743,471 shares and
          52,623,704 shares                                        5,274,000                 5,262,000
    Additional paid-in capital                                    81,221,000                81,082,000
    Retained earnings                                             22,918,000                37,066,000
                                                                ------------              ------------
                                                                 109,413,000               123,410,000
    Less treasury stock, at cost, 2,946,626 shares
    and 2,963,433 shares                                          37,400,000                37,613,000
                                                                ------------              ------------
                                                                  72,013,000                85,797,000
                                                                ------------              ------------
                                                                $193,693,000              $213,351,000
                                                                ============              ============









            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES

                                  Consolidated Condensed Statements of Operations
                                  -----------------------------------------------

For the periods ended November 2, 1996
and October 28, 1995

                                                                                       Three Months
                                                                                       ------------
                                                                               1996                     1995
                                                                               ----                     ----

Net sales                                                                 $ 66,958,000              $108,865,000
                                                                          ------------              ------------
Less costs and expenses:
      Cost of goods sold                                                    29,371,000                48,595,000
      Selling, general and administrative expenses                          58,623,000                84,039,000
      Interest expense                                                         461,000                   532,000
                                                                          ------------              ------------
                                                                            88,455,000               133,166,000
                                                                          ------------              ------------

Income (loss) before income taxes                                          (21,497,000)              (24,301,000)
Provision (benefit) for income taxes                                        (7,846,000)               (9,283,000)
                                                                          ------------              ------------

Net income (loss)                                                         $(13,651,000)             $(15,018,000)
                                                                          ============              ============

Earnings (loss) per share:
      Primary                                                                   $(0.27)                   $(0.30)
                                                                                ======                    ======
      Fully diluted                                                             $(0.27)                   $(0.30)
                                                                                ======                    ======

Weighted average number of shares outstanding                               50,164,956                49,771,232









            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES

                                  Consolidated Condensed Statements of Cash Flows
                                  -----------------------------------------------

                                                                                        For the Three Months Ended
                                                                                        --------------------------
                                                                                  November 2, 1996      October 28, 1995
                                                                                  ----------------      ----------------
Cash flows from operating activities:
    Net income (loss)                                                               $(13,651,000)         $(15,018,000)
                                                                                    ------------          ------------
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization                                                3,555,000             8,123,000
          Loss on disposal of property, plant and equipment                              604,000               808,000
          (Increase) decrease in working capital items                                31,732,000           (24,725,000)
          (Increase) decrease in other assets                                            (88,000)              180,000
          Increase (decrease) in other noncurrent liabilities                            (11,000)              854,000
                                                                                    ------------          ------------

    Total adjustments                                                                 35,792,000           (14,760,000)
                                                                                    ------------          ------------

    Net cash provided by (used in) operating activities                               22,141,000           (29,778,000)
                                                                                    ------------          ------------

Cash flows from investing activities:
    Additions to property, plant and equipment                                        (1,542,000)           (8,902,000)
    Net proceeds from sale of businesses held for sale                                 3,871,000                    --
    Reductions in notes receivable                                                         4,000                12,000
                                                                                    ------------          ------------

    Net cash provided by (used in) investing activities                                2,333,000            (8,890,000)
                                                                                    ------------          ------------

Cash flows from financing activities:
    Increase (decrease) in long-term debt                                                 (3,000)           34,774,000
    Dividends paid                                                                      (497,000)           (1,233,000)
    Exercise of stock options                                                            281,000                95,000
    Acquisition of treasury stock                                                             --            (1,207,000)
                                                                                    ------------          ------------

    Net cash provided by (used in) financing activities                                 (219,000)           32,429,000
                                                                                    ------------          ------------

Net increase (decrease) in cash and cash equivalents during the period                24,255,000            (6,239,000)
Cash and cash equivalents at the beginning of the period                              17,673,000             8,338,000
                                                                                    ------------          ------------

Cash and cash equivalents at the end of the period                                  $ 41,928,000          $  2,099,000
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

Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," is effective for the Company beginning in fiscal 1997. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages, but does not require, compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees.

Note 2 - Divestiture of Hear Music
----------------------------------

The Company decided to divest its Hear Music subsidiary during the third quarter of fiscal 1996. On October 23, 1996, the Company sold substantially all of the assets of Hear Music for $371,000 in cash plus the assumption of certain liabilities. The Company's results of operations for the three-month period ended October 28, 1995 include Hear Music's sales and pretax operating losses of $1,379,000 and $932,000, respectively.

Note 3 - Long-term Debt
-----------------------

Consolidated long-term debt is summarized as follows:

                                             November 2, 1996      July 31, 1996
                                             ----------------      -------------
Revolving credit loan                           $  --                $  --
Note payable                                     247,000              250,000
Obligations under capital leases                  75,000               75,000
                                                --------             --------

                                                 322,000              325,000
Less current portion                              48,000               49,000
                                                --------             --------

Long-term debt                                  $274,000             $276,000
                                                ========             ========

Note 4 - Contingencies
----------------------

         Litigation
         ----------

         NordicTrack is the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York. The plaintiffs named in the Consolidated Complaint, Elissa Crespi and John Lucien Ware, Jr., allege that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. The plaintiffs assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the New York General Business Law. They also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On behalf of themselves and the alleged class, the plaintiffs seek unspecified actual and punitive damages with interest, rescission, attorneys' fees, costs, an order requiring NordicTrack to make corrective disclosures, and the imposition of a constructive trust. NordicTrack has filed a motion for transfer of venue to the United States District Court for the District of Minnesota, which the plaintiffs have opposed. The parties have recently commenced discovery on the issue of class certification. While NordicTrack believes it has meritorious defenses to the Consolidated Complaint and intends to vigorously defend against the allegations, this lawsuit is in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of an unfavorable outcome.

         In August 1996, NordicTrack filed a declaratory judgment action against Precise Exercise, Inc. ("Precise") in the United States District Court for the District of Minnesota seeking a declaratory judgment to invalidate an agreement between the parties. Thereafter, Precise filed an action against NordicTrack in State Court in New Jersey alleging NordicTrack breached its contract with Precise to market and distribute Precise's abdominal exercise product. On November 25, 1996, the New Jersey Court granted NordicTrack's motion to transfer that action to Minnesota. It is likely these actions will be consolidated in the District of Minnesota. While NordicTrack is vigorously pursuing its claim for declaratory judgment and believes it has meritorious defenses to Precise's claims on the contract, these lawsuits are in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of unfavorable outcomes.

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

         Tax Matters
         -----------

         The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. Although the Company has not received an official notice, based on discussions with IRS personnel, the Company expects that the IRS will propose certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments expected to be proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments made to the former owners of NordicTrack (acquired in June 1986) and to the former owners of Britches of Georgetowne (acquired in August 1983); and (ii) the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

Introduction
------------

The Company operates in two industry segments: the NordicTrack Segment and the Smith & Hawken Segment ("Smith & Hawken Segment"). The Smith & Hawken Segment comprises only Smith & Hawken in fiscal 1997. Prior to fiscal 1997, the Smith & Hawken Segment comprised Smith & Hawken, The Nature Company and Hear Music.

This Quarterly Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth in Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Certain Factors that May Affect Future Results" contained in the Company's Annual Report on Form 10-K for the fiscal year ended July 31, 1996.

Financial Condition
-------------------

Stockholders' equity decreased $13.8 million from July 31, 1996 to $72.0 million at November 2, 1996 primarily due to a net loss of $13.7 million during the first quarter of fiscal 1997. The Company's working capital at November 2, 1996 was $44.8 million compared to $56.2 million at July 31, 1996. The decrease in working capital was primarily attributable to a decrease in refundable income taxes partially offset by an increase in inventories and a decrease in accounts payable. In the first quarter of fiscal 1997, approximately $1.5 million was spent on additions to property, plant and equipment. The Company received $3.9 million during the first quarter of fiscal 1997 representing proceeds from the sale of Hear Music and amounts previously held in an escrow account established in connection with the divestiture of The Nature Company. At November 2, 1996, the Company had no loans outstanding under its $40 million senior revolving credit agreement with two banks.

Results of Operations
---------------------

During the first quarter of fiscal 1997, net sales decreased by $41.9 million to $67.0 million, or 38.5% below the first quarter of fiscal 1996 primarily due to the divestiture of The Nature Company and Hear Music and lower NordicTrack sales. The Company incurred a net loss of $13.7 million in the first quarter of fiscal 1997 which compares with a net loss of $15.0 million during the same period of fiscal 1996. The improvement in the net loss was primarily due to the divestitures of The Nature Company and Hear Music offset, in part, by lower sales and gross profit at NordicTrack.

Retail sales decreased by $32.7 million, or 47.2%, to $36.7 million in the first quarter of fiscal 1997 primarily due to the sale of The Nature Company and Hear Music and lower retail sales at NordicTrack partially offset by an increase in the Smith & Hawken Segment's comparable store sales. Direct response and mail order sales in the first quarter of fiscal 1997 decreased by $9.2 million to $30.3 million, or 23.2% below the first quarter of fiscal 1996, primarily due to lower direct response sales at NordicTrack.

Cost of goods sold decreased as a percentage of sales from 44.6% in the first quarter of fiscal 1996 to 43.9% in the first quarter of fiscal 1997. The decrease was primarily due to the sale of The Nature Company and Hear Music offset in part by higher cost of goods sold at NordicTrack. The increase in cost of goods sold as a percentage of sales at NordicTrack was primarily due to an increase in the proportion of products sold with higher material prices, overhead and labor costs.

Selling, general and administrative expenses increased as a percentage of sales from 77.2% in the first quarter of fiscal 1996 to 87.6% in the first quarter of fiscal 1997. This increase was primarily due to less efficient advertising and advance advertising of certain new products introduced by NordicTrack and to fixed costs at Nordic Advantage stores which experienced a decrease in comparable store sales.

The Company incurred net interest expense of $0.5 million in each of the first quarters of fiscal 1996 and 1997, or 0.7% and 0.5% of sales, respectively.

The Company's income tax benefit as a percentage of pretax loss was 36.5% in the first quarter of fiscal 1997 compared to 38.2% during the first quarter of fiscal 1996.

During the first quarter of fiscal 1997, NordicTrack's total sales decreased by $18.5 million to $54.4 million, or by 25.4%, compared with sales for the first quarter of fiscal 1996. Approximately 54.8% and 54.3% of NordicTrack's total sales in the first quarter of fiscal 1997 and fiscal 1996, respectively, were accounted for by sales at its Nordic Advantage subsidiary which operates retail stores and mall kiosks. Nordic Advantage's sales decreased from $39.6 million in the first quarter of fiscal 1996 to $29.8 million in the similar quarter of fiscal 1997 primarily due to a 21.3% decline in comparable store sales and a decrease in the number of mall kiosks. At the end of the first quarter of fiscal 1997, Nordic Advantage operated 129 retail stores and 192 mall kiosks compared with 123 retail stores and 248 mall kiosks open at the end of the first quarter of fiscal 1996. In the first quarter of fiscal 1997, direct response sales decreased $8.7 million to $24.6 million, or 26.2%, compared to the similar period in fiscal 1996.

The Smith & Hawken Segment's sales decreased by $23.4 million, or 65.0%, to $12.6 million during the first quarter of fiscal 1997 compared with the similar period of fiscal 1996 primarily due to the sale of The Nature Company and Hear Music. Total retail sales for the first quarter of fiscal 1997 decreased by $22.9 million, or 77.0%, to $6.9 million compared with the first quarter of fiscal 1996 primarily due to the sale of The Nature Company and Hear Music partially offset by a 16.6% increase in comparable store sales in the first quarter of fiscal 1997. The Smith & Hawken Segment operated 24 Smith & Hawken stores at the end of the first quarter of fiscal 1997. In the first quarter of fiscal 1997, the Smith & Hawken Segment's mail order sales declined by $0.4 million to $5.7 million due to the sale of The Nature Company offset by an increase in Smith & Hawken's mail order sales.

                           PART II: OTHER INFORMATION

Item 1:        Legal Proceedings.

               Environmental Matters
               ---------------------

               Note 4 of Notes to Consolidated Condensed Financial Statements in
         Item 1 of Part I hereof is hereby incorporated by reference for information concerning environmental matters.

               Litigation
               ----------

               Note 4 of Notes to Consolidated Condensed Financial Statements in
         Item 1 of Part I hereof is hereby incorporated by reference for information concerning litigation.

               Tax Matters
               -----------

               Note 4 of Notes to Consolidated Condensed Financial Statements in
         Item 1 of Part I hereof is hereby incorporated by reference for information concerning tax matters.

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

                                             CML GROUP, INC.
                                             ---------------
                                             (Registrant)

Date: December 17, 1996                      /s/ Paul J. Bailey
      -----------------                      ----------------------------
                                             Paul J. Bailey
                                             Controller
                                             Principal Accounting Officer

                                  EXHIBIT INDEX


                                                                        Page No.
                                                                        --------

11  --   Statement Regarding Computation of Earnings (Loss) Per Share      15

27  --   Financial Data Schedule                                           16