Form 10-Q
period 1997-02-01
CML GROUP INC
filed 1997-03-18
CIK 729576

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 1, 1997

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ______________

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

Number of shares outstanding of each of the issuer's classes of common stock:
49,767,249 shares of common stock, $.10 par value, as of March 6, 1997.

================================================================================

                        CML GROUP, INC. AND SUBSIDIARIES
                        --------------------------------


                                    Form 10-Q



                                      Index
                                      -----


                                                                            Page
                                                                            ----

Part I:  Financial Information

         Item 1: Financial Statements

                 Consolidated Condensed Balance Sheets
                 as of February 1, 1997 and July 31, 1996                  3 - 4

                 Consolidated Condensed Statements of
                 Operations for the three-month and six-month
                 periods ended February 1, 1997 and January 27, 1996           5

                 Consolidated Condensed Statements of Cash
                 Flows for the six-month periods ended
                 February 1, 1997 and January 27, 1996                         6

                 Notes to Consolidated Condensed Financial
                 Statements                                               7 - 10

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     11 - 15

Part II: Other Information

         Item 1: Legal Proceedings                                            16

         Item 4: Submission of Matters to a Vote of Security Holders          16

         Item 6: Exhibits and Reports on Form 8-K                             16

         Signatures                                                           17

         Exhibit Index                                                        18

                          Part I: FINANCIAL INFORMATION


Item 1.  Financial Statements
         --------------------


                         CML GROUP, INC. & SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                    -------------------------------------
                                 (In thousands)


                                    ASSETS


                                            February 1, 1997      July 31, 1996
                                            ----------------      -------------
Current assets:
   Cash and cash equivalents                        $ 38,434           $ 17,673
   Accounts receivable                                 8,474             10,570
   Refundable income taxes                               128             53,874
   Prepaid income taxes                                6,043              6,102
   Inventories:
     Raw materials                                     3,183              2,742
     Work in process                                   1,819              1,875
     Finished goods                                   38,489             25,817
                                                    --------           --------

       Total inventories                              43,491             30,434
   Other current assets                               17,650             16,270
                                                    --------           --------

       Total current assets                          114,220            134,923
                                                    --------           --------

Property, plant and equipment, at cost:
   Land and buildings                                 19,388             20,071
   Machinery and equipment                            44,362             43,739
   Leasehold improvements                             30,752             31,628
                                                    --------           --------

                                                      94,502             95,438
   Less accumulated depreciation                      41,298             37,279
                                                    --------           --------

                                                      53,204             58,159
                                                    --------           --------

Goodwill                                               8,664              8,782

Other assets                                          17,432             11,487
                                                    --------           --------

                                                    $193,520           $213,351
                                                    ========           ========











          See Notes to Consolidated Condensed Financial Statements.

                        CML GROUP, INC. & SUBSIDIARIES

                    Consolidated Condensed Balance Sheets
                    -------------------------------------
                   (In thousands except share information)


                     LIABILITIES AND STOCKHOLDERS' EQUITY


                                            February 1, 1997      July 31, 1996
                                            ----------------      -------------

Current liabilities:
   Current portion of long-term debt                $     47           $     49
   Accounts payable                                   19,730             23,582
   Accrued compensation                                5,406              6,385
   Accrued advertising                                 7,683              8,260
   Accrued insurance                                   5,357              5,706
   Accrued lease termination costs                     2,454              5,760
   Other accrued expenses                             37,201             29,018
                                                    --------           --------

   Total current liabilities                          77,878             78,760
                                                    --------           --------

Noncurrent liabilities:
   Long-term debt                                        269                276
   Convertible subordinated debentures                41,593             41,593
   Other noncurrent liabilities                        6,904              6,925
                                                    --------           --------

   Total noncurrent liabilities                       48,766             48,794
                                                    --------           --------

Stockholders' equity:
   Common stock, par value $.10 per share
     Authorized - 120,000,000 shares
     Issued - 52,793,209 shares and
       52,623,704 shares                               5,279              5,262
   Additional paid-in capital                         81,189             81,082
   Retained earnings                                  17,733             37,066
                                                    --------           --------

                                                     104,201            123,410
   Less treasury stock, at cost, 2,962,221
   shares and 2,963,433 shares                        37,325             37,613
                                                    --------           --------

                                                      66,876             85,797
                                                    --------           --------

                                                    $193,520           $213,351
                                                    ========           ========





          See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES

               Consolidated Condensed Statements of Operations
               -----------------------------------------------
         (In thousands except per share data and shares outstanding)


For the periods ended February 1, 1997
and January 27, 1996

                                                Three Months             Six Months
                                                ------------             ----------
                                              1997       1996         1997       1996
                                              ----       ----         ----       ----

Net sales                                   $115,381    $222,547    $182,339    $331,412
                                            --------    --------    --------    --------
Less costs and expenses:
    Cost of goods sold                        52,207     107,492      81,578     156,087
    Selling, general and administrative
      expenses                                69,921     135,738     128,544     219,777
    Interest expense                             295       1,041         756       1,573
                                          ----------  ----------  ----------  ----------

                                             122,423     244,271     210,878     377,437
                                          ----------  ----------  ----------  ----------
Loss from continuing operations before
    income taxes                              (7,042)    (21,724)    (28,539)    (46,025)
Income tax benefit                            (1,857)     (7,286)     (9,703)    (16,569)
                                          ----------  ----------  ----------  ----------

Loss from continuing operations               (5,185)    (14,438)    (18,836)    (29,456)
                                          ----------  ----------  ----------  ----------
Provision for loss on disposal of
    discontinued operations, net of
    income tax benefit                            --     (15,615)         --     (15,615)
                                          ----------  ----------  ----------  ----------

Net loss                                     ($5,185)   ($30,053)   ($18,836)   ($45,071)
                                          ==========  ==========  ==========  ==========

Loss per share:
    Loss from continuing operations           ($0.10)     ($0.29)     ($0.38)     ($0.60)
                                          ==========  ==========  ==========  ==========
    Net loss                                  ($0.10)     ($0.61)     ($0.38)     ($0.91)
                                          ==========  ==========  ==========  ==========

Weighted average number of shares
    outstanding                           50,079,654  49,559,508  50,122,305  49,665,626







           See Notes to Consolidated Condensed Financial Statements.


                            CML GROUP, INC. & SUBSIDIARIES

                     Consolidated Condensed Statements of Cash Flows
                     -----------------------------------------------
                                     (In thousands)


                                                               For the Six Months Ended
                                                               ------------------------
                                                           February 1, 1997 January 27, 1996
                                                           ---------------- ----------------

Cash flows from operating activities:
   Net loss                                                       $(18,836)        $(45,071)
                                                                  --------         --------
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
       Provision for loss on disposal of discontinued operation         --           24,023
       Depreciation and amortization                                 7,059           15,931
       Loss on disposal of property, plant and equipment             1,372            2,268
       Decrease in working capital items                            36,592           39,734
       (Increase) decrease in other assets                          (6,155)           1,445
       Increase (decrease) in other noncurrent liabilities             (21)             530
                                                                  --------         --------

   Total adjustments                                                38,847           83,931
                                                                  --------         --------

   Net cash provided by operating activities                        20,011           38,860
                                                                  --------         --------

Cash flows from investing activities:
   Additions to property, plant and equipment                       (2,975)         (16,137)
   Net proceeds from the sale of businesses held for sale            3,913               --
   Reductions in notes receivable                                       37               31
                                                                  --------         --------

   Net cash provided by (used in) investing activities                 975          (16,106)
                                                                  --------         --------

Cash flows from financing activities:
   Decrease in long-term debt                                           (9)         (10,055)
   Dividends paid                                                     (497)          (2,461)
   Exercise of stock options                                           281               95
   Acquisition of treasury stock                                        --           (1,296)
                                                                  --------         --------

   Net cash used in financing activities                              (225)         (13,717)
                                                                  --------         --------

Net increase in cash and cash equivalents during the period         20,761            9,037

Cash and cash equivalents at the beginning of the period            17,673            8,338
                                                                  --------         --------

Cash and cash equivalents at the end of the period                $ 38,434         $ 17,375
                                                                  ========         ========





           See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES

             Notes to Consolidated Condensed Financial Statements
             ----------------------------------------------------
                                (In thousands)


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

Note 2 - Divestiture of Hear Music
----------------------------------

The Company decided to divest its Hear Music subsidiary during the third quarter of fiscal 1996. On October 23, 1996, the Company sold substantially all of the assets of Hear Music for $371 in cash plus the assumption of certain liabilities. The Company's results of operations for the three- and six-month periods ended January 27, 1996 include Hear Music's sales of $2,552 and $3,931, respectively, and pretax operating losses of $801 and $1,733, respectively.

Note 3 - Long-term Debt
-----------------------

Consolidated long-term debt is summarized as follows:

                                              February 1, 1997    July 31, 1996
                                              ----------------    -------------
Revolving credit loan                                     $ --             $ --
Note payable                                               243              250
Obligations under capital leases                            73               75
                                                          ----             ----
                                                           316              325
Less current portion                                        47               49
                                                          ----             ----
Long-term debt                                            $269             $276
                                                          ====             ====

Note 4 - Contingencies
----------------------

      Litigation
      ----------

      NordicTrack is the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York. The plaintiffs named in the Consolidated Complaint, Elissa Crespi and John Lucien Ware, Jr., allege that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. The plaintiffs assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the New York General Business Law. They also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On behalf of themselves and the alleged class, the plaintiffs seek unspecified actual and punitive damages with interest, rescission, attorneys' fees, costs, an order requiring NordicTrack to make corrective disclosures, and the imposition of a constructive trust. In February 1997, NordicTrack's motion was granted for transfer of venue to the United States District Court for the District of Minnesota. The parties have commenced discovery on the issue of class certification. While NordicTrack believes it has meritorious defenses to the Consolidated Complaint and intends to vigorously defend against the allegations, this lawsuit is in the earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of an unfavorable outcome.

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

      Environmental Matters
      ---------------------

      On June 3, 1991, the Company received from the United States Environmental Protection Agency ("EPA") a Special Notice Letter containing a formal demand on the Company as a Potentially Responsible Party ("PRP") for reimbursement of the costs incurred and expected to be incurred in response to environmental problems at a so-called "Superfund" site in Conway, New Hampshire. The EPA originally estimated the costs of remedial action and future maintenance and monitoring programs at the site at about $7,276. The Superfund site includes a vacant parcel of land owned by a subsidiary of the Company as well as adjoining property owned by a third party. No manufacturing or other activities involving hazardous substances have ever been conducted by the Company or its affiliates on the Superfund site in Conway. The environmental problems affecting the land resulted from activities by the owners of the adjoining parcel. Representatives of the Company have engaged in discussions with the EPA regarding responsibility for the environmental problems and the costs of cleanup. The owners of the adjoining parcel are bankrupt. The EPA commenced cleanup activities at the site in July 1992.

      The EPA expended approximately $1,415 for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3,000, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than the EPA originally estimated. The EPA has implemented the groundwater phase of the cleanup, which the EPA originally estimated would cost approximately $4,020.

      The Company believes that the EPA's estimated cost for cleanup, including the proposed remedial actions, is excessive and involves unnecessary actions. In addition, a portion of the proposed remedial cost involves cleanup of the adjoining property that is not owned by the Company or any of its affiliates. Therefore, the Company believes it is not responsible for that portion of the cleanup costs. The Company has reserves and insurance coverage (from its primary insurer) for environmental liabilities at the site in the amount of approximately $2,300. The Company also believes that it is entitled to additional insurance from its excess insurance carriers. However, if excess liability coverage is not available to the Company and the ultimate liability substantially exceeds the primary insurance amount and reserves, the liability would have a material adverse effect upon the Company's operating results for the period in which the resolution of the claim occurs and could have a material adverse effect upon the Company's financial condition.

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

      As of February 1, 1997, the Company had net deferred tax assets of $17,357 which reflects the net tax effects of: (i) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes; and (ii) current year net operating losses and prior year alternative minimum tax credits which may be applied against future taxable income and taxes. SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not. At this time, the Company believes that it is more likely than not that it will generate sufficient future taxable income, either through operations or the sale of assets, to realize the net deferred tax assets prior to expiration of any net operating losses. There can be no assurance, however, that the Company will generate any specific level of earnings. If the Company is unable to generate sufficient taxable income in the future through operating results or the sale of assets, increases in the tax valuation allowance will be required, resulting in a charge to earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations.
        -------------

Introduction
------------

The Company operates in two industry segments: the NordicTrack Segment and the Smith & Hawken Segment. The Smith & Hawken Segment comprises only Smith & Hawken in fiscal 1997. Prior to fiscal 1997, the Smith & Hawken Segment comprised Smith & Hawken, The Nature Company and Hear Music.

This Quarterly Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors that May Affect Future Results".

Financial Condition
-------------------

Stockholders' equity decreased by $18.9 million to $66.9 million from July 31, 1996 to February 1, 1997 primarily due to a net loss of $18.8 million during the first six months of fiscal 1997. The Company's working capital at February 1, 1997 was $36.3 million compared to $56.2 million at July 31, 1996. The decrease in working capital was primarily attributable to a decrease in refundable income taxes partially offset by an increase in inventories and cash used for operations during the first half of fiscal 1997. During the first six months of fiscal 1997, the Company invested approximately $3.0 million in property, plant and equipment and received an aggregate of $3.9 million from the sale of Hear Music and The Nature Company, which amount was previously held in an escrow account. The Company had approximately $38.4 million of cash and cash equivalents as of February 1, 1997 and it had no loans outstanding under its $40 million senior revolving credit agreement with two banks.

During fiscal 1997, the Company has been in violation of certain of the covenants under its credit agreement, and there can be no assurance that the Company's lenders will permit the Company to borrow funds on favorable terms in the future. If the Company's lenders do not provide the Company with favorable credit arrangements, the Company may need to seek additional funds from other persons. There can be no assurance, however, that the Company would be able to obtain any such third-party funding or obtain such funding on terms as favorable as those offered by its lenders. Also, in the event the Company elects to raise additional funds through the sale of assets, the Company may not be able to complete such sale in a timely manner or on terms favorable to the Company.

Results of Operations
---------------------

During the second quarter of fiscal 1997, net sales decreased 48.2% to $115.4 million from $222.5 million in the second quarter of fiscal 1996 primarily due to the divestitures of The Nature Company and Hear Music and lower NordicTrack sales which were partially offset by higher sales at Smith & Hawken. The Company incurred a loss from continuing operations of $5.2 million in the second quarter of fiscal 1997 which compares with a loss from continuing operations of $14.4 million in the second quarter of fiscal 1996. The reduction in the loss from continuing operations was primarily due to the reduction of expenses at NordicTrack, improved operating results at Smith & Hawken and the divestiture of Hear Music. During the second quarter of fiscal 1996, the Company recorded an additional $15.6 million loss from discontinued operations, net of an income tax benefit, for the planned sale of its Britches of Georgetowne subsidiary. Britches of Georgetowne was sold in April 1996.

For the first six months of fiscal 1997, net sales of the Company decreased 45.0% to $182.3 million from $331.4 million in the first six months of fiscal 1996 primarily due to the divestitures of The Nature Company and Hear Music and lower NordicTrack sales which were partially offset by higher sales at Smith & Hawken. The loss from continuing operations was reduced by $10.6 million to $18.8 million in the first six months of fiscal 1997 compared with the loss from continuing operations of $29.5 million in the comparable period of fiscal 1996. The reduction in the loss from continuing operations was primarily attributable to the divestitures of The Nature Company and Hear Music, the reduction of expenses at NordicTrack and improved operating results at Smith & Hawken.

Retail sales for the second quarter of fiscal 1997 decreased 58.5% to $69.1 million from $166.8 million in the second quarter of fiscal 1996 and retail sales for the first six months of fiscal 1997 decreased 55.2% to $105.8 million from $236.2 million in the first half of fiscal 1996 primarily due to the divestitures of The Nature Company and Hear Music and lower retail sales at NordicTrack which were offset, in part, by higher retail sales at Smith & Hawken.

Direct response and mail order sales declined by $9.6 million to $46.2 million in the second quarter of fiscal 1997 and declined by $18.7 million to $76.5 million during the first six months of fiscal 1997, compared with the similar periods in fiscal 1996, primarily due to lower direct response sales at NordicTrack and the divestiture of The Nature Company which were partially offset by increased mail order sales at Smith & Hawken.

Cost of goods sold decreased as a percentage of sales from 48.3% in the second quarter of fiscal 1996 to 45.2% in the second quarter of fiscal 1997. For the first six months of the year, cost of goods sold as a percentage of sales decreased from 47.1% in fiscal 1996 to 44.7% in fiscal 1997. The decrease in cost of goods sold as a percentage of sales was primarily due to the sale of The Nature Company and Hear Music.

Selling, general and administrative expenses decreased as a percentage of sales from 61.0% in the second quarter of fiscal 1996 to 60.6% in the same period of fiscal 1997. The second quarter improvement was primarily due to expense reductions relative to sales at both NordicTrack and Smith & Hawken. For the first six months of the year, selling, general and administrative expenses increased as a percentage of sales from 66.3% in fiscal 1996 to 70.5% in fiscal 1997. The increase was primarily due to less efficient advertising at NordicTrack, primarily in the first quarter of fiscal 1997, and to higher fixed costs relative to sales at Nordic Advantage stores due to a decrease in comparable store sales.

Interest expense was $1.0 million, or 0.5% of sales, in the second quarter of fiscal 1996 compared to $0.3 million, or 0.3% of sales, in the second quarter of fiscal 1997. For the first six months of the year, interest expense was $1.6 million, or 0.5% of sales, in fiscal 1996 and $0.8 million, or 0.4% of sales, in fiscal 1997.

During the second quarter of fiscal 1996, the Company recorded taxes from continuing operations using an estimated effective tax rate of 33.5% compared with an estimated effective tax rate of 26.4% during the second quarter of fiscal 1997. In the first six months of fiscal 1996, the Company recorded taxes from continuing operations using an estimated effective tax rate of 36.0% compared with an estimated effective tax rate of 34.0% during the first six months of fiscal 1997.

During the second quarter of fiscal 1997, NordicTrack's total sales decreased 33.6% to $93.9 million from $141.5 million in the second quarter of fiscal 1996. NordicTrack's sales declined 30.8% to $148.3 million in the first six months of fiscal 1997 from $214.4 million in the same period of fiscal 1996. Approximately 62.7% and 59.8% of NordicTrack's total sales in the second quarter and first six months of fiscal 1997, respectively, were accounted for by sales at its Nordic Advantage subsidiary which operates retail stores and mall kiosks. Nordic Advantage's sales decreased from $99.0 million in the second quarter of fiscal 1996 to $58.9 million in the similar quarter of fiscal 1997, and from $138.6 million in the first half of fiscal 1996 to $88.7 million in the first half of fiscal 1997. The decrease in retail sales was primarily due to 35.2% and 30.9% declines, respectively, in comparable store sales for the second quarter and first six months of fiscal 1997 and to a decrease in the number of mall kiosks operated by Nordic Advantage during each of these periods compared with fiscal 1996. At the end of the second quarter of fiscal 1997, Nordic Advantage operated 129 retail stores and 148 mall kiosks compared with 130 retail stores and 265 mall kiosks at the end of the second quarter of fiscal 1996. In the second quarter of fiscal 1997, direct response sales decreased by $7.4 million to $35.0 million and during the first six months of fiscal 1997, direct response sales decreased by $16.1 million to $59.6 million, compared with the similar periods of fiscal 1996.

The Smith & Hawken Segment's sales decreased by $59.6 million, or 73.5%, to $21.5 million during the second quarter of fiscal 1997 and by $83.0 million, or 70.9%, to $34.0 million in the first six months of fiscal 1997 compared with the similar periods of fiscal 1996. The declines were primarily due to the sale of The Nature Company and Hear Music which were partially offset by sales increases at Smith & Hawken. Total retail sales for the second quarter of fiscal 1997 decreased by $57.5 million, or 84.9%, to $10.3 million and during the first six months of fiscal 1997 they decreased by $80.4 million, or 82.4%, to $17.1 million compared with the similar periods of fiscal 1996. The declines in retail sales were primarily due to the sale of The Nature Company and Hear Music which were partially offset by Smith & Hawken's retail sales increases of 23.2% and 36.3% during the second quarter and first half of fiscal 1997, respectively. Smith & Hawken's comparable store sales increased by 2.2% and 7.6% for the second quarter and first six months of fiscal 1997, respectively. The Smith & Hawken Segment operated 24 Smith & Hawken stores at the end of the second quarter of fiscal 1997. In the second quarter of fiscal 1997, the Smith &
Hawken Segment's mail order sales declined by $2.1 million to $11.2 million primarily due to the sale of The Nature Company which was partially offset by an increase in Smith & Hawken's mail order sales. For the first six months of fiscal 1997, the Smith & Hawken Segment's mail order sales declined by $2.6 million to $16.9 million primarily due to the sale of The Nature Company but partially offset by higher mail order sales at Smith & Hawken.


Certain Factors That May Affect Future Results
----------------------------------------------

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

      Recent Operating Results
      The Company has had net losses for each of fiscal 1995, fiscal 1996 and the first two quarters of fiscal 1997, and there can be no assurance that the Company will not continue to have net losses in the future. Continued net losses would affect the Company's cash position and could require the Company to reduce certain expenditures, including without limitation expenditures for advertising and inventory, which would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company continues to have net losses in the future, the Company may be unable to realize the benefit of the net deferred tax asset referred to in Note 4 of Notes to Consolidated Condensed Financial Statements.


      Available Funds
      During fiscal 1997, the Company has been in violation of certain of the covenants under its credit agreement, and there can be no assurance that the Company's lenders will permit the Company to borrow funds on favorable terms in the future. If the Company's lenders do not provide the Company with favorable credit arrangements, the Company may need to seek additional funds from other persons. There can be no assurance, however, that the Company would be able to obtain any such third-party funding or obtain such funding on terms as favorable as those offered by its lenders. Also, in the event the Company elects to raise additional funds through the sale of assets, the Company may not be able to complete such sale in a timely manner or on terms favorable to the Company.

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

      New Products
      Several new and enhanced products were introduced by the Company in fiscal 1996 and fiscal 1997. The Company's future financial performance will depend on the continued market acceptance of the Company's existing products and the successful development, introduction and customer acceptance of new and enhanced products. If these products do not receive favorable market acceptance, the Company's future operating results would be adversely affected. There can be no assurance that the Company will be successful in developing new products and marketing its existing or new products.

      New Management Team
      The Company replaced a number of key executives at NordicTrack. There can be no assurance, however, that the new personnel will be able to successfully increase revenues or reduce costs at NordicTrack in the future.

      Seasonality
      The Company's businesses are seasonal, with significant amounts of retail sales in the second and third fiscal quarters. The Company expects this seasonality to continue in the future. Because of this seasonality, the Company's revenues and earnings have fluctuated and will continue to fluctuate from quarter to quarter.

      Advertising and Marketing Programs
      The Company's success in the markets in which it competes depends in part upon the effectiveness of advertising and marketing programs of the Company and the Company's ability to successfully manage its advertising in-house. In fiscal 1996, NordicTrack implemented a new advertising program which in large part was ineffective. The inability of the Company to periodically design and successfully execute new and effective advertising and marketing programs could adversely affect the Company's operating results.

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

                           PART II: OTHER INFORMATION



Item 1:     Legal Proceedings.

            Environmental Matters
            ---------------------

            See Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I hereof, which is hereby incorporated by reference for information concerning environmental matters.

            Litigation
            ----------

            See Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I hereof, which is hereby incorporated by reference for information concerning litigation.

            Tax Matters
            -----------

            See Note 4 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I hereof, which is hereby incorporated by reference for information concerning tax matters.

Items 2-3:  None.

Item 4:     Submission of Matters to a Vote of Security Holders:

            The Company held its Annual Meeting of Stockholders on December 6, 1996. At this meeting the stockholders of the Company elected Howard H. Callaway as a Class C Director (by votes of 44,867,732 shares of Common Stock in favor and 859,594 shares of Common Stock withheld) and Alison Taunton-Rigby as a Class C Director (by votes of 44,923,216 shares of Common Stock in favor and 804,110 shares of Common Stock withheld). Each of the newly elected Class C Directors is to serve for a term of three years. The other directors of the Company whose terms of office as directors continued after the meeting are Charles M. Leighton, Thomas H. Lenagh, Dr. Roy W. Menninger, G. Robert Tod, Lauren M. Tyler and Ralph F. Verni.

            At the Annual Meeting, stockholders holding 45,100,408 shares of Common Stock voted to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year. Stockholders holding 478,748 shares of Common Stock voted against such ratification and stockholders holding 148,171 shares of Common Stock abstained. No "broker non-votes" were recorded at the Annual Meeting of Stockholders.

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


                                       CML GROUP, INC.
                                       ---------------
                                       (Registrant)

Date: March 18, 1997                   /s/Paul J. Bailey
      --------------                   -----------------
                                       Paul J. Bailey
                                       Controller
                                       Principal Accounting Officer

                                  EXHIBIT INDEX



                                                                        Page No.
                                                                        --------

11    --    Statement Regarding Computation of Earnings (Loss) Per Share     19

27    --    Financial Data Schedule                                          20