Form 10-Q/A
period 1997-02-01
CML GROUP INC
filed 1997-05-13
CIK 729576

================================================================================

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

For the transition period from ________  to __________

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

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the fiscal quarter ended February 1, 1997 as set forth in the pages attached hereto:

     The Exhibit Index referred to in Paragraph (a) of "Item 6: Exhibits and Reports on Form 8-K" is hereby amended and replaced in its entirety by the
Exhibit Index following the signature page to this Amendment No. 1 on Form 10-Q/A. The registrant is also filing Amendment Numbers 1, 2, 3 and 4 to its revolving credit agreement as exhibits to this Amendment No. 1 on Form 10-Q/A.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CML GROUP, INC.


Date:  May 13, 1997                            By: /s/ Paul J. Bailey
                                                   ------------------
                                                   Paul J. Bailey
                                                   Controller

                                  EXHIBIT INDEX


                                                                      Page No.
                                                                      --------

11    --  Statement Regarding Computation of Earnings
          (Loss) Per Share                                               *

27    --  Financial Data Schedule                                        *

10(a) -- Amendment No. 1 to the Revolving Credit Agreement, dated as of April 17, 1996, among CML Group, Inc., NordicTrack, Inc., Nordic Advantage, Inc.,
          OTNC, Inc., Smith & Hawken, Ltd., Biscuit Factory Publications, Incorporated, The First National Bank of Boston and BankAmerica Business
          Credit, Inc.

10(b) --  Amendment No. 2 to the Revolving Credit
          Agreement, dated as of April 17, 1996, among CML
          Group, Inc., NordicTrack, Inc., Nordic Advantage, Inc.,
          Smith & Hawken, Ltd., Biscuit Factory Publications,
          Incorporated, The First National Bank of Boston and BankAmerica Business Credit, Inc.

10(c) --  Amendment No. 3 to the Revolving Credit
          Agreement, dated as of April 17, 1996, among CML
          Group, Inc., NordicTrack, Inc., Nordic Advantage, Inc.,
          Smith & Hawken, Ltd., Biscuit Factory Publications,
          Incorporated, The First National Bank of Boston and
          BankAmerica Business Credit, Inc.

10(d) --  Amendment No. 4 to the Revolving Credit
          Agreement, dated as of April 17, 1996, among CML
          Group, Inc., NordicTrack, Inc., Nordic Advantage, Inc.,
          Smith & Hawken, Ltd., Biscuit Factory Publications,
          Incorporated, The First National Bank of Boston and
          BankAmerica Business Credit, Inc.

------------
*Previously filed