Form 10-Q
period 1997-05-03
CML GROUP INC
filed 1997-06-17
CIK 729576

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 3, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------     -------------------

Commission file number 0-12628
                       -------

                                 CML GROUP, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Delaware                                         04-2451745
         --------                                         ----------
(State of Incorporation)                   (IRS Employer Identification Number)


524 Main Street, Acton, Massachusetts                            01720
-------------------------------------                            -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:         (508) 264-4155
                                                            --------------

                                 Not Applicable
                                 --------------
                 (Former name, former address and former fiscal
                       year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

Number of shares outstanding of each of the issuer's classes of common stock:
49,778,583 shares of common stock, $.10 par value, as of June 10, 1997.


--------------------------------------------------------------------------------

                        CML GROUP, INC. AND SUBSIDIARIES
                        --------------------------------

                                    Form 10-Q


                                      Index
                                      -----
                                                                                         Page
                                                                                         ----
Part I:      Financial Information

             Item 1:  Financial Statements

                      Consolidated Condensed Balance Sheets
                      as of May 3, 1997 and July 31, 1996                                3 - 4

                      Consolidated Condensed Statements of Operations
                      for the three-month and nine-month periods ended
                      May 3, 1997 and April 27, 1996                                         5

                      Consolidated Condensed Statements of Cash
                      Flows for the nine-month periods ended
                      May 3, 1997 and April 27, 1996                                         6

                      Notes to Consolidated Condensed Financial Statements              7 - 10

             Item 2:  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              11 - 15

Part II:     Other Information

             Item 1:  Legal Proceedings                                                     16

             Item 6:  Exhibits and Reports on Form 8-K                                      16

             Signatures                                                                     16

             Exhibit Index                                                                  17

                         Part I: FINANCIAL INFORMATION

Item 1.  Financial Statements
         --------------------

                         CML GROUP, INC. & SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      -------------------------------------
                                 (In thousands)

                                     ASSETS


                                             May 3, 1997       July 31, 1996
                                             -----------       -------------

Current assets:
    Cash and cash equivalents                  $ 22,422           $ 17,673
    Accounts receivable                           7,887             10,570
    Refundable income taxes                          81             53,874
    Prepaid income taxes                          6,043              6,102
    Inventories:
       Raw materials                              2,860              2,742
       Work in process                              978              1,875
       Finished goods                            33,906             25,817
                                               --------           --------
          Total inventories                      37,744             30,434
    Other current assets                         11,816             16,270
                                               --------           --------
          Total current assets                   85,993            134,923
                                               --------           --------
Property, plant and equipment, at cost:
     Land and buildings                          19,388             20,071
     Machinery and equipment                     45,042             43,739
     Leasehold improvements                      30,875             31,628
                                               --------           --------
                                                 95,305             95,438
     Less accumulated depreciation               44,755             37,279
                                               --------           --------
                                                 50,550             58,159
                                               --------           --------
Goodwill                                          8,605              8,782
Other assets                                     21,940             11,487
                                               --------           --------
                                               $167,088           $213,351
                                               ========           ========



            See Notes to Consolidated Condensed Financial Statements.



                         CML GROUP, INC. & SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                      -------------------------------------
                     (In thousands except share information)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                             May 3, 1997      July 31, 1996
                                                             -----------      -------------

Current liabilities:
    Current portion of long-term debt                           $     45        $     49
    Accounts payable                                              13,915          23,582
    Accrued compensation                                           3,857           6,385
    Accrued advertising                                            3,631           8,260
    Accrued insurance                                              4,737           5,706
    Accrued lease termination costs                                1,345           5,760
    Other accrued expenses                                        32,462          29,018
                                                                --------        --------
    Total current liabilities                                     59,992          78,760
                                                                --------        --------
Noncurrent liabilities:
    Long-term debt                                                   263             276
    Convertible subordinated debentures                           41,593          41,593
    Other noncurrent liabilities                                   6,889           6,925
                                                                --------        --------
    Total noncurrent liabilities                                  48,745          48,794
                                                                --------        --------
Stockholders' equity:
    Common stock, par value $.10 per share
       Authorized - 120,000,000 shares
       Issued - 52,824,646 shares and 52,623,704 shares            5,282           5,262
    Additional paid-in capital                                    80,867          81,082
    Retained earnings                                              9,131          37,066
                                                                --------        --------
                                                                  95,280         123,410
    Less treasury stock, at cost, 2,930,784 shares
    and 2,963,433 shares                                          36,929          37,613
                                                                --------        --------
                                                                  58,351          85,797
                                                                --------        --------
                                                                $167,088        $213,351
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

For the periods ended May 3, 1997
and April 27, 1996

                                                                      Three Months                 Nine Months
                                                                      ------------                 -----------
                                                                    1997          1996          1997          1996
                                                                    ----          ----          ----          ----

Net sales                                                         $ 96,061      $138,341      $278,400      $469,753
                                                                  --------      --------      --------      --------

Less costs and expenses:
      Cost of goods sold                                            47,557        63,952       129,135       220,039
      Selling, general and administrative expenses                  61,102        98,882       189,646       318,659
      Loss on disposition of assets                                     --        30,824            --        30,824
      Interest expense                                                 436           520         1,192         2,093
                                                                  --------      --------      --------      --------
                                                                   109,095       194,178       319,973       571,615
                                                                  --------      --------      --------      --------
Loss from continuing operations before income
      tax benefit                                                  (13,034)      (55,837)      (41,573)     (101,862)
Income tax benefit                                                  (4,432)      (19,592)      (14,135)      (36,161)
                                                                  --------      --------      --------      --------
Loss from continuing operations                                     (8,602)      (36,245)      (27,438)      (65,701)
                                                                  --------      --------      --------      --------
Provision for loss on disposal of discontinued
     operations, net of income tax benefit                              --            --            --       (15,615)
                                                                  --------      --------      --------      --------
Net loss                                                          $ (8,602)     $(36,245)     $(27,438)     $(81,316)
                                                                  ========      ========      ========      ========

Loss per share:
      Loss from continuing operations:
           Primary                                                $  (0.17)     $  (0.74)     $  (0.55)     $  (1.33)
                                                                  ========      ========      ========      ========
           Fully diluted                                          $  (0.17)     $  (0.74)     $  (0.55)     $  (1.33)
                                                                  ========      ========      ========      ========
      Net loss:
           Primary                                                $  (0.17)     $  (0.74)     $  (0.55)     $  (1.65)
                                                                  ========      ========      ========      ========
           Fully diluted                                          $  (0.17)     $  (0.74)     $  (0.55)     $  (1.65)
                                                                  ========      ========      ========      ========

Weighted average number of shares outstanding                   49,987,949    49,470,085    50,080,122     49,600,446




            See Notes to Consolidated Condensed Financial Statements.



                         CML GROUP, INC. & SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                 -----------------------------------------------
                                 (In thousands)


                                                                                For the Nine Months Ended
                                                                                -------------------------
                                                                              May 3, 1997      April 27, 1996
                                                                              -----------      --------------
Cash flows from operating activities:
    Net loss                                                                   $(27,438)           $(81,316)
                                                                               --------            --------
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Provision for loss on disposition of assets                                --              30,824
          Provision for loss on disposal of discontinued operation                   --              24,023
          Depreciation and amortization                                          11,115              23,682
          Loss on disposal of property, plant and equipment                       1,169               3,831
          Decrease in working capital items                                      29,482              12,497
          (Increase) decrease in other assets                                   (10,751)              2,341
          Decrease in other noncurrent liabilities                                  (36)             (2,414)
                                                                               --------            --------
    Total adjustments                                                            30,979              94,784
                                                                               --------            --------
    Net cash provided by operating activities                                     3,541              13,468
                                                                               --------            --------
Cash flows from investing activities:
    Additions to property, plant and equipment                                   (3,924)            (18,987)
    Net proceeds from the sale of discontinued operation                          1,413              11,516
    Net proceeds from the sale of businesses held for sale                        3,913                  --
    Reductions in notes receivable                                                   39                  44
                                                                               --------            --------
    Net cash provided by (used in) investing activities                           1,441              (7,427)
                                                                               --------            --------
Cash flows from financing activities:
    Decrease in long-term debt                                                      (17)             (7,249)
    Dividends paid                                                                 (497)             (2,460)
    Exercise of stock options                                                       281                 101
    Acquisition of treasury stock                                                    --              (1,296)
                                                                               --------            --------
    Net cash used in financing activities                                          (233)            (10,904)
                                                                               --------            --------
Net increase (decrease) in cash and cash equivalents during the period            4,749              (4,863)
Cash and cash equivalents at the beginning of the period                         17,673               8,338
                                                                               --------            --------
Cash and cash equivalents at the end of the period                             $ 22,422            $  3,475
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

The Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share," in March 1997 which the Company will adopt in fiscal 1998. SFAS No. 128 would have had an immaterial effect on reported earnings per share if it had been effective for the three- and nine-month periods ended May 3, 1997 and the three- and nine-month periods ended April 27, 1996.

Note 2 - Divestitures of The Nature Company and Hear Music
----------------------------------------------------------

The Company decided to divest its Nature Company and Hear Music subsidiaries during the third quarter of fiscal 1996. Included in the loss from continuing operations for the third quarter of fiscal 1996 is a pre-tax charge of $30,824 to write down The Nature Company and Hear Music's net assets to estimated net realizable value and to accrue estimated transaction costs. In June 1996, the Company sold substantially all of the assets of The Nature Company for a cash purchase price of $39,870 plus the assumption of certain liabilities. On October 23, 1996, the Company sold substantially all of the assets of Hear Music for $371 in cash plus the assumption of certain liabilities.


Note 3 - Long-term Debt
-----------------------

Consolidated long-term debt is summarized as follows:


                                            May 3, 1997       July 31, 1996
                                            -----------       -------------
Revolving credit loan                           $ --              $ --
Note payable                                     236               250
Obligations under capital leases                  72                75
                                                ----              ----
                                                 308               325
Less current portion                              45                49
                                                ----              ----
Long-term debt                                  $263              $276
                                                ====              ====


Note 4 - Contingencies
----------------------

         Litigation
         ----------

         NordicTrack is the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York. The plaintiffs named in the Consolidated Complaint, Elissa Crespi and John Lucien Ware, Jr., allege that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. The plaintiffs assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the New York General Business Law. They also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On behalf of themselves and the alleged class, the plaintiffs seek unspecified actual and punitive damages with interest, rescission, attorneys' fees, costs, an order requiring NordicTrack to make corrective disclosures, and the imposition of a constructive trust. In February 1997, NordicTrack's motion was granted for transfer of venue to the United States District Court for the District of Minnesota. The parties have commenced discovery on the issue of class certification. While NordicTrack believes it has meritorious defenses to the Consolidated Complaint and intends to vigorously defend against the allegations, this lawsuit is in the early stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of an unfavorable outcome.

         In August 1996, NordicTrack filed a declaratory judgment action against Precise Exercise, Inc. ("Precise") in the United States District Court for the District of Minnesota seeking a declaratory judgment to invalidate an agreement between the parties. Thereafter, Precise filed an action against NordicTrack in State Court in New Jersey alleging NordicTrack breached its contract with Precise to market and distribute Precise's abdominal exercise product. On November 25, 1996, the New Jersey Court granted NordicTrack's motion to transfer that action to Minnesota. These actions were consolidated in the District of Minnesota. While NordicTrack is vigorously pursuing its claim for declaratory judgment and believes it has meritorious defenses to Precise's claims on the contract, these lawsuits are in the discovery stage and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of unfavorable outcomes.

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

         Tax Matters
         -----------

         The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. Although the Company has not received an official assessment notice, the IRS has tentatively proposed certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments made to the former owners of NordicTrack (acquired in June 1986) in the amount of $43,000; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $8,200.

         The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code and intends to vigorously oppose the proposed adjustments. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest would have a material adverse effect on the Company's operating results for the period in which such issues are finally resolved and would also have a material adverse effect on the Company's financial condition.

         As of May 3, 1997, the Company had net deferred tax assets of $21,919
which reflects the net tax effects of: (i) temporary    differences between the
carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax reporting purposes; and (ii) current year net operating losses and prior year alternative minimum tax credits which may be applied against future taxable income and taxes. SFAS No. 109, "Accounting for Income Taxes," provides for the recognition of future tax benefits, such as net operating loss carryforwards, to the extent that realization of such benefits are more likely than not. The Company believes that it is more likely than not that it will generate sufficient future taxable income, either through operations or the sale of assets, to realize the net deferred tax assets prior to expiration of any net operating losses. There can be no assurance, however, that the Company will generate any specific level of earnings. If the Company is unable to generate sufficient taxable income in the future through operating results or the sale of assets, increases in the tax valuation allowance will be required, resulting in a charge to earnings.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

Introduction
------------

The Company operates in two industry segments: the NordicTrack Segment and the Smith & Hawken Segment. The Smith & Hawken Segment includes only Smith & Hawken in fiscal 1997. Prior to fiscal 1997, the Smith & Hawken Segment was comprised of Smith & Hawken, The Nature Company and Hear Music.


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

Financial Condition
-------------------

Stockholders' equity decreased by $27.4 million to $58.4 million from July 31, 1996 to May 3, 1997 primarily due to the net loss for the first nine months of fiscal 1997. The Company's working capital, excluding cash, at May 3, 1997 was $3.6 million compared to $38.5 million at July 31, 1996. The decrease in working capital was primarily attributable to a decrease in refundable income taxes, partially offset by a decrease in accounts payable and an increase in inventories. During the first nine months of fiscal 1997, the Company invested approximately $3.9 million in property, plant and equipment. The Company had approximately $22.4 million of cash and cash equivalents as of May 3, 1997 and had no loans outstanding under its $40 million senior revolving credit agreement with two banks.

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

Results of Operations
---------------------

During the third quarter of fiscal 1997, net sales decreased 30.6% to $96.1 million from $138.3 million in the third quarter of fiscal 1996 primarily due to the divestitures of The Nature Company and Hear Music and lower NordicTrack sales which were partially offset by higher sales at Smith & Hawken. The loss from continuing operations for the third quarter of fiscal 1997 was $8.6 million compared to a loss from continuing operations of $36.2 million for the same period in fiscal 1996. The reduction in the loss from continuing operations was primarily due to improved operating results at Smith & Hawken and the divestitures of The Nature Company and Hear Music. The loss from continuing operations for the third quarter of fiscal 1996 includes a $30.8 million pre-tax charge to write down The Nature Company and Hear

Music's net assets to estimated net realizable value and to accrue estimated transaction costs associated with their planned divestitures. The net assets of The Nature Company were sold in June 1996. Hear Music's net assets were sold in October 1996.

For the first nine months of fiscal 1997, net sales of the Company decreased 40.7% to $278.4 million from $469.8 million in the first nine months of fiscal 1996. The sales decrease was primarily attributable to the divestitures of The Nature Company and Hear Music and lower sales at NordicTrack which were offset, in part, by higher sales at Smith & Hawken. During the first nine months of fiscal 1997, the loss from continuing operations was $27.4 million compared with a loss of $65.7 million for the comparable period of fiscal 1996. The reduction in the loss from continuing operations was primarily attributable to the divestitures of The Nature Company and Hear Music, expense reductions at NordicTrack and improved operating results at Smith & Hawken. The net loss reported by the Company for the first nine months of fiscal 1996 included a $15.6 million loss from discontinued operations, net of an income tax benefit of $8.4 million, related to the sale of Britches of Georgetowne. Britches of Georgetowne was sold in April 1996.

Retail sales for the third quarter of fiscal 1997 decreased 40.1% to $55.8 million from $93.2 million in the third quarter of fiscal 1996. Retail sales for the first nine months of fiscal 1997 decreased 50.9% to $161.6 million from $329.3 million in the first nine months of fiscal 1996. The decrease in retail sales was primarily due to the divestitures of The Nature Company and Hear Music and lower retail sales at NordicTrack which were partially offset by higher retail sales at Smith & Hawken.

Direct response and mail order sales decreased $4.9 million, or 10.9%, in the third quarter of fiscal 1997 and $23.6 million, or 16.8%, during the first nine months of fiscal 1997, compared with the similar periods of fiscal 1996. The decline in direct response and mail order sales was primarily due to lower direct response sales at NordicTrack and the divestiture of The Nature Company which were offset, in part, by higher mail order sales at Smith & Hawken.

Cost of goods sold increased as a percentage of sales from 46.2% in the third quarter of fiscal 1996 to 49.5% in the third quarter of fiscal 1997 primarily due to NordicTrack's higher cost of goods sold as a percentage of sales. For the first nine months of the year, cost of goods sold as a percentage of sales decreased from 46.8% in fiscal 1996 to 46.4% in fiscal 1997 primarily due to the sale of The Nature Company and Hear Music, offset in part by higher cost of goods sold as a percentage of sales at NordicTrack and Smith & Hawken. NordicTrack's cost of goods sold as a percentage of sales increased primarily due to the sale of a higher proportion of outsourced products and products with royalty obligations, discounting on the NordicRider(TM) machine and higher material costs for cross-country skiers. Smith & Hawken's cost of goods sold as a percentage of sales increased during the first nine months of fiscal 1997 primarily due to higher planned markdowns which were offset, in part, by higher initial markup on products.

Selling, general and administrative expenses decreased as a percentage of sales from 71.5% in the third quarter of fiscal 1996 to 63.6% in the same period of fiscal 1997. The third quarter improvement in selling, general and administrative expenses as a percentage of sales was primarily due to expense reductions relative to sales at NordicTrack and Smith & Hawken plus the divestitures of The Nature Company and Hear Music. For the first nine months of the year, selling, general and administrative expenses increased as a percentage of sales from 67.8% in fiscal 1996 to 68.1% in fiscal 1997 primarily due to fixed costs at NordicTrack's stores which experienced a decrease in comparable store sales and to the sale of The Nature Company and Hear Music.

Interest expense was $0.5 million, or 0.4% of sales, in the third quarter of fiscal 1996 compared with $0.4 million, or 0.5% of sales, in the third quarter of fiscal 1997. For the first nine months of the year, interest expense of $2.1 million in fiscal 1996 and $1.2 million in fiscal 1997 represented 0.4% of sales.

The Company's income tax benefit as a percentage of the pre-tax loss from continuing operations was 34.0% during the third quarter and first nine months of fiscal 1997 which compares with 35.1% and 35.5% for the third quarter and first nine months of fiscal 1996, respectively.

During the third quarter of fiscal 1997, NordicTrack's total sales decreased 22.6% to $79.2 million from $102.3 million in the third quarter of fiscal 1996. NordicTrack's sales during the first nine months of the year declined 28.2% to $227.6 million in fiscal 1997 from $316.7 million in fiscal 1996. The sales decline was primarily due to lower sales of cross-country skiers, non-motorized treadmills and NordicRider(TM) which were offset, in part, by sales of AbWorks(TM), UltraLift(TM), motorized treadmills and LegShaper Plus(TM). Approximately 59.5% and 59.7% of NordicTrack's total sales in the third quarter and first nine months of fiscal 1997, respectively, were accounted for by sales at its Nordic Advantage subsidiary which operates retail stores and mall kiosks. Nordic Advantage's sales decreased from $63.2 million in the third quarter of fiscal 1996 to $47.1 million in the similar quarter of fiscal 1997. For the first nine months of the year, Nordic Advantage's sales decreased from $201.8 million in fiscal 1996 to $135.8 million in fiscal 1997. The decrease in retail sales was primarily due to decreases in comparable store sales of 14.2% during the third quarter and 25.9% during the first nine months of fiscal 1997 and to the operation of fewer mall kiosks. At the end of the third quarter of fiscal 1997, Nordic Advantage operated 126 retail stores and 87 mall kiosks compared with 128 retail stores and 214 mall kiosks at the end of the third quarter of fiscal 1996. Direct response sales decreased $7.0 million to $32.1 million in the third quarter of fiscal 1997 and $23.1 million to $91.8 million in the first nine months of fiscal 1997 compared with the similar periods of fiscal 1996.

The Smith & Hawken Segment's sales decreased $19.2 million, or 53.3%, to $16.8 million during the third quarter of fiscal 1997 and $102.2 million, or 66.8%, to $50.8 million in the first nine months of fiscal 1997 compared with the similar periods of fiscal 1996. The sales decline was primarily due to the sale of The Nature Company and Hear Music which was partially offset by sales increases at Smith & Hawken. Retail sales of the Smith & Hawken Segment decreased $21.2 million, or 70.9%, to $8.7 million during the third quarter of fiscal 1997. During the first nine months of fiscal 1997 retail sales decreased $101.7 million, or 79.7%, to $25.8 million compared with the similar period of fiscal 1996. The decline in retail sales was primarily due to the sale of The Nature Company and Hear Music which was partially offset by increases in Smith & Hawken's retail sales of 25.3% and 32.4% during the third quarter and first nine months of fiscal 1997, respectively. Smith & Hawken's comparable store sales increased by 13.4% and 9.9% for the third quarter and first nine months of fiscal 1997, respectively. The Smith & Hawken Segment operated 25 Smith & Hawken stores at the end of the third quarter of fiscal 1997. In the third quarter of fiscal 1997, the Smith & Hawken Segment's mail order sales increased $2.0 million to $8.1 million primarily due to higher mail order sales at Smith & Hawken. For the first nine months of fiscal 1997, the Smith & Hawken Segment's mail order sales declined $0.5 million to $25.0 million primarily due to the sale of The Nature Company which was offset, in part, by higher mail order sales at Smith & Hawken.

Certain Factors That May Affect Future Results
----------------------------------------------

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

      Recent Operating Results
      The Company has had net losses for each of fiscal 1995, fiscal 1996 and the first three quarters of fiscal 1997, and there can be no assurance that the Company will not continue to have net losses in the future. Continued net losses would affect the Company's cash position and could require the Company to reduce certain expenditures, including without limitation expenditures for advertising and inventory, which would have a material adverse effect on the Company's business, financial condition and results of operations. If the Company continues to have net losses in the future, the Company may be unable to realize the benefit of the net deferred tax asset referred to in Note 4 of Notes to Consolidated Condensed Financial Statements.

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

                                 CML GROUP, INC.
                                 ---------------
                                 (Registrant)

Date:  June 17, 1997             /s/Paul J. Bailey
       -------------             -----------------
                                 Paul J. Bailey
                                 Controller
                                 Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                       Page No.
                                                                       --------

11  --  Statement Regarding Computation of Earnings (Loss) Per Share     18

27  --  Financial Data Schedule                                          19