Form 10-K
period 1997-07-31
CML GROUP INC
filed 1997-10-29
CIK 729576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE FISCAL YEAR ENDED JULY 31, 1997

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

     For the transition period from _______________ to _________________

     COMMISSION FILE NUMBER 0-12628

                                 CML GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                                              04-2451745
(State or other jurisdiction of incorporation                              (I.R.S. Employer Identification No.)
               or organization)

524 MAIN STREET, ACTON, MASSACHUSETTS                      01720
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code      (978) 264-4155

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
       Title of each class                         on which registered
       -------------------                         ---------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $214,972,299 based on the closing price of the Common Stock as reported on the New York Stock Exchange on October 16, 1997.

Number of shares of Common Stock outstanding as of October 16, 1997: 49,848,649 shares.

                       Documents Incorporated by Reference



                                                        Part of Report into
               Documents                                which Incorporated
             ------------                               --------------------
Portions of Proxy Statement for the                     Items 10, 11, 12 & 13 of
Annual Meeting of Stockholders to be                    Part III
held December 5, 1997 to be filed with the Securities and Exchange Commission on or about November 4, 1997 pursuant to Reg. 240.14a-6(b) under the Securities
Exchange Act of 1934.

                                     PART I

Item 1.  Business

         CML Group, Inc. (the "Company" or "CML") was incorporated under the laws of the State of Delaware in 1969. Unless the context otherwise requires, the term "Company" as used herein includes CML and its subsidiaries.

         CML is a specialty marketing company whose principal operations are NordicTrack and Smith & Hawken. NordicTrack, which was acquired in June 1986, designs, sources, manufactures and markets physical fitness and exercise equipment and other health-related products under the trade names NordicTrack(R) and Nordic Advantage(TM). Smith & Hawken, which was acquired in February 1993 and conducts its business under the trade name Smith & Hawken(R), sells gardening tools, work wear, outdoor furniture, plants and accessories.

         The Company decided to dispose of one of its subsidiaries in fiscal 1995 and two other subsidiaries in fiscal 1996. Britches of Georgetowne ("Britches"), which was sold in April 1996, operated a chain of retail stores that sold men's apparel under the trade names Britches of Georgetowne(R) and Britches Great Outdoors(TM). Substantially all of the assets of The Nature Company, which conducted its business under the trade name The Nature Company(TM), and Hear Music were sold in June 1996 and October 1996, respectively. See Notes 3 and 4 of Notes to Consolidated Financial Statements for additional information.

         The Company's sales channels consist of Company-owned specialty retail stores and kiosks; direct marketing, primarily through mail order catalogs and advertisements appearing in print, on television and on the internet; and wholesale, beginning in fiscal 1998. At July 31, 1997, the Company operated 148 retail stores and 51 mall kiosks and had proprietary mail order customer lists containing approximately 3 million names.

         For the fiscal year ended July 31, 1997, approximately 57.7% of the Company's total revenues were derived from retail stores and mall kiosks compared with approximately 68.2% in fiscal 1996 and 55.1% in fiscal 1995. In fiscal 1997, direct response and mail order sales accounted for approximately 42.3% of total revenues compared with 31.8% in fiscal 1996 and 44.9% in fiscal 1995. NordicTrack's cross-country skiers and its AbWorks(TM) product provided approximately 17.1% and 16.1% of the Company's total revenues, respectively, in fiscal 1997. Approximately 24.8% and 18.1% of the Company's consolidated net sales were derived from NordicTrack's cross-country skiers and non-motorized treadmills, respectively, in fiscal 1996. In fiscal 1995, NordicTrack's cross country-skiers comprised approximately 37.5% of the Company's total revenues and its non-motorized treadmills provided approximately 21.7% of the Company's total revenues.

         CML continues to operate in two industry segments: (i) NordicTrack and
(ii) Smith & Hawken. Additional information on each of these industry segments is provided below and in Note 11 of Notes to Consolidated Financial Statements.

NordicTrack

         NordicTrack designs, sources and manufactures, and markets high quality aerobic, anaerobic and spot-toning exercise equipment which it markets to consumers primarily through direct response advertising in print, on television and on the internet, and through its own mail order catalogs. NordicTrack also sells its products to its wholly-owned subsidiary, Nordic Advantage, which operates specialty retail stores and kiosks located primarily in the

United States and Canada, and, beginning in fiscal 1998, began marketing its products to other select retailers.

         NordicTrack's principal aerobic products consist of a new line of elliptical total-body exercise machines introduced in October 1997, marketed under the Ellipse(TM) and eMotion(TM) trade names, and sold at prices ranging from $400 to $900; several models of cross-country ski exercisers sold at prices ranging from $300 to $900; several motorized treadmills marketed under the PowerTread(TM) trade name and sold at prices ranging from $900 to $1,600; and two models of a non-motorized treadmill marketed under the WalkFit(TM) trade name and sold for $300 and $400. NordicTrack introduced its first cross-country ski exerciser in 1976 and the WalkFit(TM) treadmill in November 1993. NordicTrack's cross-country ski exercisers utilize a flywheel mechanism which replicates the non-jarring motion of cross-country skiing and provides a complete upper and lower body workout. Exercisers marketed under the Ellipse(TM) trade name use the Ellipta Glide(TM) design with a floating crank mechanism to provide a smooth, quiet elliptical motion.

         NordicTrack's principal anaerobic product is the UltraLift(TM) weight machine, introduced in October 1996 and priced at $1,000, which provides health club quality strength training at home. The UltraLift utilizes a four-bar linkage system that gives the user weight resistance without the inconvenience of weight stacks or weight plates.

         NordicTrack's principal spot-toning products are AbWorks(TM), an abdominal conditioner that was introduced in February 1996, and LegShaper(TM), an exercise machine for shaping and toning the hips, legs and buttocks that was introduced in January 1997. AbWorks(TM) sells for approximately $120 and LegShaper(TM) sells for approximately $150.

         During fiscal 1997, approximately 59.6% of NordicTrack's net sales were derived from Nordic Advantage's retail operations, and the remaining 40.4% came from its direct response and mail order operations. At the end of fiscal 1997, Nordic Advantage operated 123 stores compared with 126 stores at July 31, 1996 and 114 stores at July 31, 1995. Three retail stores were opened during fiscal 1997 compared with 12 and 26 stores opened during fiscal 1996 and 1995, respectively. During fiscal 1998, Nordic Advantage plans to open one new store and close several underperforming stores with leases that are set to expire.

         Nordic Advantage's stores vary in size from 550 to 4,500 square feet and average approximately 1,876 square feet. The stores generally are located in high traffic urban and suburban malls in affluent areas and in discount outlet malls. A portion of Nordic Advantage's retail sales comes from seasonal kiosks which generally are open for only a portion of the year. The stores and kiosks have allowed Nordic Advantage to reach that portion of the fitness market which does not traditionally purchase by direct response or mail order.

         NordicTrack began the wholesale distribution of its products in October 1997. The Company believes a wholesale presence will complement and enhance NordicTrack's specialty retailing and direct marketing franchises, reach a new, untapped customer base, and generate incremental revenues.

         NordicTrack's international sales are not a significant percentage of revenues.

         NordicTrack's operations, including personnel, stores, purchasing, manufacturing, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other industry segment.

Smith & Hawken

         The Smith & Hawken segment currently is comprised of the Company's Smith & Hawken subsidiary, but included The Nature Company, Smith & Hawken and Hear Music prior to fiscal 1997. Substantially all of the assets of The Nature Company and Hear Music were sold in June 1996 and October 1996, respectively.

         Smith & Hawken is a leading marketer of gardening-related products. Its merchandise categories include furniture, plants, clothing, gardening tools and equipment, and garden-related accessories, including containers, housewares, gifts, and books. Smith & Hawken sells its products through its own Smith & Hawken stores and mail order catalogs. As of July 31, 1997, Smith & Hawken operated 25 retail stores ranging in size from 1,600 to 7,926 square feet and averaging approximately 4,534 square feet. Many of the stores have indoor and outdoor selling space. All of the stores are located in the United States and generally can be found on main streets or in high traffic urban and suburban malls located in affluent communities. Smith & Hawken's retail and mail order sales were 51.0% and 49.0%, respectively, of Smith & Hawken's total fiscal 1997 sales. Approximately 18.3 million catalogs were mailed by Smith & Hawken during fiscal 1997. Smith & Hawken plans to open four stores and mail approximately
19.1 million catalogs in fiscal 1998.

         Prior to the sale of The Nature Company in June 1996, the companies included in the Smith & Hawken segment shared real estate services, order processing services, fulfillment and distribution services and management information services and systems. Smith & Hawken has contracted with the buyer of The Nature Company's business to continue providing these services on a negotiated fee basis. Smith & Hawken's operations, including personnel, stores, purchasing, merchandising, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other industry segment.

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

         Shown below are the Company's principal trade names and trademarks and the estimated number of years in existence:

                 Principal Trade Names                     Years in
                   and Trademarks                          Existence

                 NordicTrack(R)                             Over 20

                 Nordic Advantage, Inc. (TM)                Over 6

                 Smith & Hawken(R)                          Over 12


        The Company has entered into licensing agreements with third parties for the use of patents in connection with the manufacture of certain products, including Ellipse(TM), eMotion(TM), UltraLift(TM) and LegShaper(TM).

Distribution

         The manufacture of NordicTrack's products occurs at its Glencoe, Minnesota production facility or is outsourced in the United States, Mexico or overseas. Inventory shipments are received at NordicTrack's Glencoe, Minnesota, and Sioux Falls, South Dakota, facilities from which direct response, retail and wholesale orders are fulfilled. NordicTrack also maintains relationships with third-party storage and transportation companies to warehouse and distribute certain products. Certain NordicTrack products are sold by NordicTrack to its wholly-owned subsidiary, Nordic Advantage, for resale through its retail stores and kiosks. NordicTrack also sells certain products on a wholesale basis to select third-party retailers.

         Prior to the sale of The Nature Company's business in fiscal 1996, Smith & Hawken's products were shipped by suppliers to a Florence, Kentucky distribution center leased by both Smith & Hawken and The Nature Company. The Company's interest in the Florence, Kentucky distribution center was sold with the assets of The Nature Company in June 1996. Smith & Hawken currently contracts with the buyer of The Nature Company's business to continue providing Smith & Hawken with warehousing, distribution and mail order fulfillment services. Inventory shipments are received at the Florence, Kentucky distribution center which distributes the merchandise to Smith & Hawken's retail stores and fills customers' mail orders. The agreement between Smith & Hawken and the buyer of The Nature Company's business is on a fee-for-service basis which may not be terminated before August 31, 1998.

Suppliers

         The Company has various domestic and foreign suppliers, none of which accounts for more than 10% of its purchases. Generally, the Company is not dependent upon any single source for any raw materials or items of merchandise. Several of NordicTrack's products, however, are produced by single but separate manufacturers, from which a disruption of supply could adversely affect the Company's operating results. In general, NordicTrack and Smith & Hawken each contract with one or more printers and paper suppliers for its direct response and mail order catalogs.

Manufacturing

         The Company's principal manufacturing activity consists of the production of NordicTrack physical fitness exercise equipment primarily at NordicTrack's Glencoe, Minnesota facility, which is approximately 284,000 square feet in size. The Glencoe facility produces the cross-country ski exercisers, non-motorized treadmills, AbWorks(TM), and a new line of elliptical exercise products. Materials required for the Company's manufacturing operations generally are available from a wide variety of suppliers.

Competition

         The markets in which the Company is engaged are highly competitive.

        NordicTrack competes with several companies which design, manufacture and distribute physical fitness and exercise equipment, have greater financial resources and offer a greater selection of products. Its competitors include such companies as ICON Health & Fitness, Inc., Road Master Industries, Inc., Diversified Products Corp., Health Rider, Inc., Soloflex, Inc. and Consumer Direct, Inc. In recent years, NordicTrack's competitors have introduced several new and competitive products at competitive prices.

         Many of the competitors of Smith & Hawken are larger companies with greater financial resources, a greater selection of merchandise and nationwide distribution. Smith & Hawken's retail competitors include a large number and wide variety of specialty retail stores, discount stores, hardware stores, and department stores which carry similar product lines. Smith & Hawken's mail order catalogs compete with those of other companies selling garden-related merchandise, such as Gardener's Eden, David Kay, Calyx & Corolla and Gardener's Supply. Smith & Hawken competitors also include independent garden stores and plant nurseries in towns and cities throughout the United States.

         Competition in the direct response and mail order business has intensified in recent years due to increases in the number of competitors, the number of catalogs mailed and the number of competitors using direct response advertisements in both print and television media.

Seasonality

         The Company's businesses are seasonal, with significant amounts of retail sales in the second and third fiscal quarters. The following table shows the approximate percentage of consolidated sales in each quarter of fiscal 1997:


                                                             Percentage
                Fiscal Quarter Ended                          of Sales
                --------------------                          --------
                       October                                  20%

                       January                                  34%

                       April                                    28%

                       July                                     18%
                                                               ----
                               Total                           100%
                                                               ====

Working Capital Requirements

         Inventory purchases represent the most significant use of working capital. The Company believes that its working capital requirements follow the seasonal patterns of other companies operating within its industry segments. Inventory represented approximately 67% and 53% of the Company's working capital assets, excluding cash and cash equivalents, and refundable and deferred income taxes, at July 31, 1997 and 1996, respectively. Inventory purchases are based on future anticipated sales and typically reach their highest levels of the year in the fall in anticipation of the Christmas holiday and winter season.

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

In June 1992, the EPA notified the Company it may be liable for the release of hazardous substances by the Company's former Boston Whaler subsidiary at a hazardous waste treatment and storage facility in Southington, Connecticut. The EPA has calculated the Company's volumetric share of waste shipped to that site at less than two-tenths of one percent. The Company and more than 200 other potentially responsible parties have executed administrative orders pursuant to which they agreed to perform two non-time critical removal actions and to complete the remedial investigation and feasibility study commenced by the EPA. The Company has contributed $11,000 to the costs of the removal actions and remedial investigation and feasibility study and expects to contribute at least $11,000 more to those costs over time. Because complete cleanup cost estimates for the site are not yet available, an accurate assessment of the Company's likely range of liability cannot be made. Accordingly, the financial impact on the Company is not presently determinable.

Employees

         During fiscal 1997, NordicTrack and Smith & Hawken employed, on average, approximately 3,100 people, including full-time, part-time and seasonal employees. The Company employs a large number of part-time employees from time to time because of the seasonality of the Company's sales. The Company considers its employee relations to be good.

Foreign and Domestic Operations

         To date, international sales, licensing revenues and export sales have accounted for less than five percent of the Company's total annual sales. The Company's NordicTrack subsidiary operates a retail store in Germany and a retail store and several kiosks in the United Kingdom.

         Intercompany sales between the Company's operating units are not significant.




Item 2.  Properties

         Most of the Company's facilities, including its retail stores, are leased from third parties. However, its principal NordicTrack manufacturing, administrative and telemarketing facilities are owned by NordicTrack.
The Company also owns its corporate offices in Acton, Massachusetts.

         Shown below is a summary of the square footage of the Company's principal facilities at July 31, 1997, by primary function:


                                                                  Square Feet
                                                 --------------------------------------------
                                                  Owned            Leased            Total
                                                  -----            ------            -----
    Distribution                                  85,500           146,302           231,802
    Retail Selling                                 1,805           342,239           344,044
    Manufacturing                                206,500             9,000           215,500
    Office and Administration                    226,500            29,200           255,700
                                                 -------           -------         ---------
          Total                                  520,305           526,741         1,047,046
                                                 =======           =======         =========

         Most of the retail store leases have initial terms ranging from five to ten years, with options to renew in certain cases. Retail store leases generally provide for minimum or base rents, additional expenses for common area maintenance charges and additional rent calculated as a percentage of sales in excess of specified levels. Rental expense under all leases for fiscal 1997 was approximately $25.6 million. For additional information regarding the Company's lease obligations, see Note 9 of Notes to Consolidated Financial Statements.


Item 3.  Legal Proceedings

Litigation

         NordicTrack is the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York. The named plaintiffs, Elissa Crespi and John Lucien Ware, Jr., allege in the Consolidated Complaint that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. They assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the New York General Business Law. They also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On behalf of themselves and the alleged class, the plaintiffs seek unspecified actual and punitive damages with interest, rescission, attorneys' fees, costs, an order requiring NordicTrack to make corrective disclosures, and the imposition of a constructive trust. NordicTrack filed a motion for transfer of venue to the United States District Court for the District of Minnesota, which was allowed in early 1997. On September 2, 1997, the named plaintiffs filed a motion to remand the case to New York State Court, which NordicTrack intends to oppose. The parties have conducted some discovery. While NordicTrack believes it has meritorious defenses to the Consolidated Complaint and intends to vigorously defend against the allegations, this lawsuit is still in an early stage and the Company is unable to determine the likelihood and possible impact on the Company's consolidated financial condition or results of operations of an unfavorable outcome.

         NordicTrack is the defendant in a lawsuit in the United States District Court for the District of Minnesota which commenced on August 12, 1996. In the action, the plaintiff, Precise Exercise Equipment ("Precise"), alleged that NordicTrack misappropriated trade secrets regarding Precise's abdominal exercise product and further breached a noncompetition agreement. While NordicTrack is vigorously defending against the allegations and believes it has meritorious defenses to Precise's claims on the contract, at this stage of the lawsuit the Company is unable to determine the likelihood and possible impact on the Company's consolidated financial condition or results of operations of unfavorable outcomes.

         In a complaint dated September 30, 1997, filed by Precor Incorporated ("Precor") in the United States District Court for the Western District of Washington at Seattle, Precor alleged that the manufacture, offering for sale and sale by NordicTrack of its exercisers marketed under the Ellipse(TM) trade mark infringe a United States patent which Precor has licensed from the inventor, Larry Miller (the "Miller Patent"). The technology used in NordicTrack's Ellipse(TM) exerciser is licensed by NordicTrack from a third party and the Company believes that NordicTrack's products do not infringe the Miller Patent. While NordicTrack believes it has meritorious defenses to the complaint and intends to vigorously defend against the allegations, this lawsuit is in its earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of an unfavorable outcome.

         The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such other legal proceedings will not have a material adverse impact on the Company's consolidated financial condition or results of operations. See Note 9 of Notes to Consolidated Financial Statements for information on environmental matters.

Tax Matters

         The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS has indicated that it intends to mail an official assessment notice shortly proposing certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43,000,000 made to the former owners of NordicTrack (acquired in June 1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $8,200,000. The net federal tax due relating to the proposed adjustments approximates $16,200,000, excluding interest.

         The incentive compensation payments to the former owners of NordicTrack were attributable to substantial increases in sales and profits at NordicTrack during the years under examination. The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code and intends to vigorously oppose the proposed adjustments. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest would have a material adverse effect on the Company's consolidated operating results for the period in which such issues are finally resolved and would also have a material adverse effect on the Company's consolidated financial condition.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.

Executive Officers of the Company

         The executive officers of the Company are as follows:


      Name                Age                          Position
      ----                ---                          --------
Charles M. Leighton       62     Chairman of the Board of Directors and Chief Executive Officer
G. Robert Tod             58     President, Chief Operating Officer and Director
Glenn E. Davis            43     Vice President, Finance, Chief Financial Officer and Treasurer
Paul J. Bailey            40     Controller


         Mr. Leighton, a founder of the Company, has been Chairman of the Board of Directors and Chief Executive Officer since the incorporation of the Company in 1969. Mr. Leighton is a director of New England Investment Companies and of Metropolitan Life Insurance Company.

         Mr. Tod, a founder of the Company, has been a member of the Board of Directors and President and Chief Operating Officer since the incorporation of the Company in 1969. Mr. Tod is a director of SCI Systems, Inc., EG&G, Inc. and USTrust.

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

         Mr. Bailey has been with the Company since January 1985 as Director of Financial Operations. He became Controller of the Company in June 1996.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock is traded on the New York Stock Exchange under the symbol "CML."

         The following table sets forth for the fiscal periods indicated the high and low sales prices per share of the common stock as reported on the New York Stock Exchange.

                                           Fiscal 1997                           Fiscal 1996
                                    -----------------------                   -----------------
        Quarter                     High                 Low               High                 Low
        -------                     ----                 ---               ----                 ---
        First                       $5.75               $3.13              $9.25               $5.38
        Second                       4.88                2.88               6.25                3.63
        Third                        3.25                1.88               5.00                2.88
        Fourth                       3.69                1.75               5.88                2.88

         The Company declared one and three cash dividends aggregating $0.01 and $0.06 per share on its common stock during fiscal 1997 and 1996, respectively. The Company must meet certain financial covenants under its current revolving credit agreement in order to pay cash dividends. Although in the past the Company has occasionally paid dividends to its shareholders on a quarterly basis, the Company currently has a retained earnings deficit and has no present intention to pay dividends to its shareholders.

         The number of shareholders of record of the Company's common stock as of October 16, 1997 was 6,251.


Item 6.  Selected Financial Data
(in thousands, except per share data)

                                                                  Year Ended July 31,
                                                                  -------------------
                                                      1997         1996         1995         1994         1993
                                                      ----         ----         ----         ----         ----
Net sales                                          $341,315      $544,905     $712,613     $655,791     $539,992
Income (loss) from continuing
    operations before extra-
    ordinary gain and cumulative
    effect of accounting change                     (40,214)      (84,809)      15,906       50,563       56,072
Income (loss) per share from
    continuing operations before extra-
    ordinary gain and cumulative
    effect of accounting change                       (0.81)        (1.72)        0.32         0.98         1.07
Cash dividends declared per share                      0.01          0.06         0.09         0.08         0.06
Working capital                                       9,695        56,163      116,533      103,742      101,191
Total assets                                        146,336       213,351      340,081      384,663      340,171
Noncurrent liabilities                               51,489        48,794       69,021       84,356       80,719
Stockholders' equity                                 45,728        85,797      188,552      219,237      184,250

       The Company sold its Hear Music subsidiary in fiscal 1997 and sold its Britches of Georgetowne and The Nature Company subsidiaries in fiscal 1996. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         The Company operates two subsidiaries, NordicTrack and Smith & Hawken, each of which is treated as a separate segment in the accompanying consolidated financial statements. Prior to the Company's decision to divest The Nature Company and Hear Music in the third quarter of fiscal 1996, both subsidiaries were included in the results of the Smith & Hawken segment. The Company recorded a charge associated with the decision to sell The Nature Company and Hear Music which is included in the fiscal 1996 results for the Smith & Hawken segment in the accompanying consolidated financial statements. In fiscal 1995, the Company decided to sell its Britches of Georgetowne ("Britches") subsidiary, which is accounted for as a discontinued operation in the accompanying consolidated financial statements.

         NordicTrack designs, sources, manufactures and markets physical fitness and exercise equipment and other health-related products through direct response advertising in print, on television and on the internet; through specialty stores and kiosks operated by its wholly-owned subsidiary, Nordic Advantage; and, beginning in fiscal 1998, to wholesale customers. Smith & Hawken markets fine gardening tools, work wear, furniture, plants and accessories through its catalogs and specialty retail stores. Industry segment information is presented in Note 11 of Notes to Consolidated Financial Statements.

         This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors that May Affect Future Results." See also Note 9 of the Notes to Consolidated Financial Statements for information on commitments and contingencies.



RESULTS OF CONTINUING OPERATIONS - FISCAL 1997 AND 1996

         CML Consolidated
         The Company had net sales of $341.3 million in fiscal 1997, a decrease of $203.6 million, or 37.4% below fiscal 1996. During fiscal 1997, the Company had a net loss from continuing operations of $40.2 million compared with a net loss from continuing operations of $84.8 million in fiscal 1996.

         During fiscal 1997, retail sales decreased $174.7 million to $197.1 million, or 47.0% below fiscal 1996's retail sales. The decrease in retail sales was primarily due to the decision during the third quarter of fiscal 1996 to divest The Nature Company and Hear Music, and lower sales at Nordic Advantage, offset in part by an increase in retail sales at Smith & Hawken. The decrease in Nordic Advantage retail sales was primarily due to lower sales of cross-country skiers, non-motorized treadmills and riders. During fiscal 1997, Smith & Hawken and Nordic Advantage opened one store and three stores, respectively.

         Direct response and mail order sales decreased $28.9 million in fiscal 1997, or 16.7% below the prior year, to $144.2 million. The decrease in direct response and mail order sales was primarily attributable to lower direct response sales at NordicTrack, resulting from lower sales of cross-country skiers, non-motorized treadmills and riders, offset in part by an increase in mail order sales at Smith & Hawken.

         The Company expects future sales growth will result primarily from sales of new NordicTrack fitness equipment products, the addition of new Smith & Hawken stores, comparable store sales increases, increased catalog circulation, and penetration of the wholesale marketing channel by NordicTrack. The Company's international operations were not significant during fiscal 1997 and are not expected to be significant for the next several years.

         Cost of goods sold increased as a percentage of sales from 47.1% in fiscal 1996 to 48.1% in fiscal 1997. The increase in cost of goods sold as a percentage of sales was primarily attributable to increased sales promotions by NordicTrack in response to lower demand for cross-country skiers, non-motorized treadmills and riders, and a change in the mix of product sales toward lower-margin products.

         Selling, general and administrative expenses decreased as a percentage of sales from 70.8% in fiscal 1996 to 69.3% in fiscal 1997 primarily as a result of improved cost controls at NordicTrack and Smith & Hawken. The cost control improvements were accomplished despite higher fixed costs as a percentage of sales at Nordic Advantage stores that experienced a decrease in comparable store sales.

         The decrease in the loss from continuing operations in fiscal 1997 was due, in part, to improved operating results at Smith & Hawken, reduced operating losses at NordicTrack, and the elimination of losses resulting from the operation and sale of The Nature Company and Hear Music. In June 1996, the Company sold substantially all of the assets of The Nature Company for $39.9 million plus the assumption of certain liabilities. In October 1996, the Company completed the sale of substantially all of Hear Music's assets for $371,000 in cash plus the assumption of certain liabilities.

         Net interest expense was $1.8 million, or 0.5% of net sales, in fiscal 1997 compared with $3.1 million, or 0.6% of net sales, in fiscal 1996. Net interest expense decreased primarily due to lower bank borrowings and interest earned from the investment of excess cash balances in money market mutual funds.

         The Company's income tax benefit as a percentage of the pre-tax loss from continuing operations was 34.0% in fiscal 1997 compared with 35.4% in 1996. The tax rate of 34.0% for fiscal 1997 represents the benefit the Company expects to realize upon utilization of tax loss carryforwards. The tax rate for fiscal 1996 was 35.4%, which represented the benefit realized upon the carryback of tax losses from fiscal 1996 to prior fiscal years. See Notes 7 and 9 of the Notes to Consolidated Financial Statements for information related to income taxes and tax matters.

         NordicTrack
         Overall net sales decreased 27.3% from $368.1 million in fiscal 1996 to $267.7 million in fiscal 1997. Retail sales decreased $72.9 million, or 31.4%, to $159.5 million in fiscal 1997 compared with $232.4 million in fiscal 1996. The decrease in retail sales was primarily due to fewer kiosks open during fiscal 1997, the closing of six retail stores and a 24.9% decrease in comparable store sales. Direct response and mail order sales decreased $27.5 million, or 20.3%, to $108.2 million in fiscal 1997 from $135.7 million in fiscal 1996. The decrease in retail, direct response and mail order sales was primarily due to lower sales of cross-country skiers, non-motorized treadmills and riders. In fiscal 1997, NordicTrack accounted for approximately 78.4% of the Company's consolidated net sales and over 100.0% of the consolidated pre-tax operating loss before interest, corporate and other expenses. In fiscal 1996, approximately 67.6% of the Company's consolidated net sales and 60.4% of the

Company's consolidated pre-tax operating loss before interest, corporate and other expenses were attributable to NordicTrack.

         NordicTrack's gross margin decreased to 51.7% in fiscal 1997 from 55.4% in fiscal 1996, primarily due to increased sales promotions on cross-country skiers, non-motorized treadmills and riders in response to lower demand and a more competitive consumer environment, and a change in the sales mix toward lower-margin products with royalty arrangements. Selling, general and administrative expenses decreased as a percentage of sales from 74.9% in fiscal 1996 to 73.6% in fiscal 1997 primarily due to improved cost controls that were offset, in part, by higher fixed costs as a percentage of sales at retail store locations experiencing a decrease in comparable store sales.

         NordicTrack had an operating loss of $58.6 million in fiscal 1997 compared with an operating loss of $72.6 million in fiscal 1996. The decrease in the operating loss, which was accomplished in a declining sales environment, was primarily due to a reduction in selling, general and administrative expenses.

         NordicTrack plans to continue to develop and market new physical fitness exercise equipment and other related products. The UltraLift(TM) strength-training machine and the PowerTread(TM) line of motorized treadmills were introduced in fiscal 1997. A new line of aerobic exercise machines, marketed under the Ellipse(TM) and eMotion(TM) trade names, will be introduced in the fall of fiscal 1998. In fiscal 1998, NordicTrack also plans to market its products to wholesale customers and spend approximately $4.0 million on tooling for new products, computer hardware and software upgrades and enhancements, and equipment to improve manufacturing and distribution processes.

         The Smith & Hawken Segment
         The Smith & Hawken segment experienced a 58.4% decrease in net sales in fiscal 1997, with net sales declining from $176.8 million in fiscal 1996 to $73.6 million in fiscal 1997. The decrease was due to the divestitures of The Nature Company and Hear Music. Smith & Hawken's net sales increased $9.5 million, or 14.9%, to $73.6 million from $64.0 million in fiscal 1996. Retail sales of the Smith & Hawken segment decreased $101.8 million, or 73.1%, from $139.4 million in fiscal 1996 to $37.6 million in fiscal 1997 due to the sale of The Nature Company and Hear Music. Smith & Hawken's retail sales increased $6.2 million, or 19.7%, in fiscal 1997 to $37.6 million. Comparable store sales at Smith & Hawken increased 3.4% in fiscal 1997. Mail order sales of the Smith & Hawken segment decreased $1.4 million, or 3.6%, to $36.0 million in fiscal 1997 from $37.4 million in fiscal 1996. The decrease was due to the divestiture of The Nature Company. Smith & Hawken experienced a 10.3% increase in mail order sales in fiscal 1997 over fiscal 1996.

         The Smith & Hawken segment's gross margin increased to 52.7% in fiscal 1997 from 47.4% in fiscal 1996 and selling, general and administrative expenses decreased as a percentage of sales from 56.8% in fiscal 1996 to 50.0% in fiscal 1997. The increase in gross margin and decrease in selling, general and administrative expenses as a percentage of net sales were primarily due to the divestitures of The Nature Company and Hear Music businesses. Operating results of the Smith & Hawken segment improved from a loss of $47.7 million in fiscal 1996 to operating income of $2.0 million in fiscal 1997 primarily due to the divestitures of The Nature Company and Hear Music. The Company recorded a pre-tax loss of $30.8 million during the third quarter of fiscal 1996 as a result of the decision to sell The Nature Company and Hear Music.

         Smith & Hawken expects to spend approximately $3.2 million in fiscal 1998 primarily on four new stores and computer hardware and software.


RESULTS OF CONTINUING OPERATIONS - FISCAL 1996 AND 1995

         CML Consolidated
         Net sales decreased $167.7 million to $544.9 million, or 23.5% below fiscal 1995. The Company had a loss from continuing operations of $84.8 million in fiscal 1996 compared with income from continuing operations of $15.9 million in fiscal 1995.

         Retail sales decreased $21.1 million in fiscal 1996 to $371.8 million, or 5.4% below fiscal 1995. The decrease was primarily attributable to the divestiture of The Nature Company in fiscal 1996 and a decrease in Nordic Advantage and the Smith & Hawken segment comparable store sales, partially offset by the addition of new Nordic Advantage and Smith & Hawken stores and a greater number of Nordic Advantage kiosks open during the year. During fiscal 1996, Nordic Advantage and Smith & Hawken opened 12 and 8 new stores, respectively.

         Direct response and mail order sales in fiscal 1996 decreased $146.6 million, or 45.9% below fiscal 1995, to $173.1 million. The decrease in direct response and mail order sales was primarily attributable to lower direct response sales at NordicTrack as a result of less effective advertising.

         Revenues of the Company's international operations were not material as a percentage of total revenues during fiscal 1996 or 1995.

         Cost of goods sold increased as a percentage of sales from 39.8% in fiscal 1995 to 47.1% in fiscal 1996. The increase in cost of goods sold as a percentage of sales was primarily due to increased sales promotions offered by NordicTrack and the Smith & Hawken segment in response to a more competitive consumer environment, higher materials, overhead and labor costs at NordicTrack, and an increase in the proportion of NordicTrack's sales derived from products with higher cost of goods sold.

         Selling, general and administrative expenses increased as a percentage of sales from 56.5% in fiscal 1995 to 70.8% in fiscal 1996. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to higher direct marketing expenses and reduced advertising efficiencies at NordicTrack, fixed costs at stores that experienced a decrease in sales, and higher operating expenses attributable to the increased number of kiosks.

         The loss from continuing operations in fiscal 1996 included a pre-tax charge of $30.8 million to write down The Nature Company's and Hear Music's net assets to estimated net realizable value and to accrue estimated lease termination and assignment costs and other transaction costs. In June 1996, the Company sold substantially all of the assets of The Nature Company for $39.9 million plus the assumption of certain liabilities.

         Net interest expense in fiscal 1996 was $3.1 million, or 0.6% of net sales, compared with net interest expense of $1.1 million, or 0.2% of net sales, in fiscal 1995. The increase in net interest expense was primarily due to higher bank borrowings during the year.

         The Company's income tax benefit as a percentage of the pre-tax loss from continuing operations was 35.4% in fiscal 1996 compared with an income tax provision as a percentage of pre-tax income from continuing operations of 37.4% in fiscal 1995.

         NordicTrack
         Net sales decreased 27.0% from $504.1 million in fiscal 1995 to $368.1 million in fiscal 1996. Retail sales increased $3.8 million, or 1.7%, to $232.4 million in fiscal 1996 compared with $228.6 million in fiscal 1995. Direct response and mail order sales decreased $139.8 million, or 50.7%, to $135.7 million in fiscal 1996 from $275.5 million in fiscal 1995. The increase in retail sales was primarily due to a greater number of kiosks open during fiscal 1996. During fiscal 1996, comparable store sales decreased 30.0%. In fiscal 1995, approximately 70.7% of the Company's consolidated sales and over 100.0% of the Company's consolidated pre-tax operating income before interest, corporate and other expenses were attributable to NordicTrack.

         NordicTrack's gross margin decreased to 55.4% in fiscal 1996 from 64.9% in fiscal 1995 primarily due to increased sales promotions during the year in response to a more competitive consumer environment, higher materials, overhead and labor costs and a change in the sales mix to lower-margin products.

         Selling, general and administrative expenses increased as a percentage of sales from 55.7% in fiscal 1995 to 74.9% in fiscal 1996, primarily due to higher direct marketing expenses and reduced advertising efficiencies, fixed costs at stores that experienced a decrease in sales and higher operating expenses attributable to the increased number of kiosks.

         NordicTrack incurred an operating loss of $72.6 million in fiscal 1996 compared with $46.3 million of operating income in fiscal 1995. The decline in operating income was due to lower sales and higher cost of goods sold and selling, general and administrative expenses as a percentage of sales.

         The Smith & Hawken Segment
         Net sales of the Smith & Hawken segment decreased 15.2% from $208.5 million in fiscal 1995 to $176.8 million in fiscal 1996, primarily due to the divestiture of The Nature Company and the planned divestiture of Hear Music and a decrease in comparable store sales. Retail sales decreased $24.9 million, or 15.2%, to $139.4 million in fiscal 1996 compared with $164.3 million in fiscal 1995. Mail order sales decreased $6.8 million, or 15.4%, to $37.4 million in fiscal 1996 from $44.2 million in fiscal 1995, primarily due to the mailing of fewer catalogs by The Nature Company. Comparable store sales for the Smith & Hawken segment decreased 10.0% during fiscal 1996.

         The Smith & Hawken segment's gross margin decreased to 47.4% in fiscal 1996 from 48.9% in fiscal 1995 primarily due to higher markdowns during the year in response to a more competitive consumer environment. The Smith & Hawken segment's selling, general and administrative expenses increased as a percentage of sales from 55.2% in fiscal 1995 to 56.8% in fiscal 1996 primarily due to fixed costs at stores that experienced a decrease in sales. The Smith & Hawken segment incurred an operating loss of $47.7 million during fiscal 1996 as compared with an operating loss of $13.2 million in fiscal 1995. The increase in the operating loss was primarily attributable to a $30.8 million pre-tax charge resulting from the Company's decision to divest The Nature Company and Hear Music, lower gross margins and higher selling, general and administrative expenses as a percentage of sales.


LIQUIDITY AND CAPITAL RESOURCES

         Cash Flows from Operating Activities
         The Company used internally generated funds, an income tax refund and proceeds from the sale of Britches, The Nature Company and Hear Music to finance its operations during fiscal 1997. In prior fiscal years, bank borrowings, in addition to internally generated funds and proceeds from the sale of assets, were used to finance the Company's operating needs. Operating activities used $13.3 million of cash in fiscal 1997 compared with a net use of $0.4 million in fiscal 1996 and net cash provided by operating activities of $30.6 million in fiscal 1995. Receipt of an income tax refund of approximately $53.9 million in September 1996 funded the operating loss for fiscal 1997 and partially financed the reduction in accounts payable and accrued expenses. Depreciation and amortization was $14.8 million in fiscal 1997, $28.7 million in fiscal 1996 and $30.7 million in fiscal 1995. The decrease in depreciation and amortization was primarily due to the divestitures of Britches, The Nature Company and Hear Music, the effects of which were partially offset by higher depreciation resulting from the Company's investment in tooling for new and existing products, new retail stores, and the refurbishment of existing stores. The Company's investment in working capital items increased $22.3 million in fiscal 1997, decreased $12.9 million in fiscal 1996 and increased $23.0 million in fiscal 1995.

         Cash Flows from Investing Activities

         During fiscal 1997, net cash provided by investing activities was $0.1 million compared with $25.0 million in fiscal 1996 and net cash used in investing activities of $36.3 million in 1995. The higher level of cash provided by investing activities in fiscal 1996 relative to fiscal 1997 was primarily due to cash proceeds received from the sale of Britches and The Nature Company offset, in part, by a higher level of investment in new stores and manufacturing, distribution and data processing facilities.

         Capital expenditures were $5.9 million in fiscal 1997, of which NordicTrack spent approximately $4.5 million and Smith & Hawken spent approximately $1.4 million. During fiscal 1996 and 1995, capital expenditures were $21.6 million and $36.3 million, respectively. The fiscal 1997 capital expenditures were primarily for product tooling and store remodeling.

         Cash Flows from Financing Activities
         The Company used $0.2 million, $15.2 million and $14.9 million of cash for financing activities in fiscal 1997, 1996 and 1995, respectively. No loans were outstanding under the Company's revolving credit agreement at the end of fiscal 1997 and 1996, compared with $10.0 million of advances outstanding at July 31, 1995. The Company repurchased $1.3 million and $8.4 million of its common stock in fiscal 1996 and 1995, respectively. In addition, the Company spent $12.0 million in fiscal 1995 to repurchase a portion of its $57.5 million, 5-1/2% convertible subordinated debentures. Dividends paid by the Company on its common stock were $0.5 million, $4.2 million and $4.2 million during fiscal 1997, 1996 and 1995, respectively.

         Capital Resources
         On August 27, 1997, the Company amended and restated its senior secured revolving credit agreement which provides for borrowings and letters of credit of up to $40.0 million through April 15, 1999 based upon a percentage of eligible accounts receivable and inventories. The amended agreement also provides an overadvance facility of up to an additional $15.0 million during the fall of each year to meet the Company's seasonal borrowing needs. The agreement, which is secured by the Company's assets and the shares and guarantees of the Company's subsidiaries, requires the Company to comply with certain financial and operating covenants. The Company must meet certain financial covenants under the revolving credit agreement in order to pay cash dividends. The agreement also requires the Company to pay off the outstanding loan balance for a period of forty-five consecutive days each fiscal year and provides for a reduction in the commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or from the issuance of subordinated debt or equity securities. At July 31, 1997, there were no loans outstanding under the revolving credit agreement. Total letters of credit outstanding at July 31, 1997 were $6.2 million. Unused borrowing and letter of credit capacity under the revolving credit agreement was $12.8 million at July 31, 1997. Total bank borrowings averaged $8,000 during fiscal 1997, $14.3 million during fiscal 1996 and $4.1 million during fiscal 1995. See Note 5 of Notes to Consolidated Financial Statements for additional information on long-term debt.

         The Company believes that internally generated funds, available bank lines of credit and proceeds from the sale of assets or securities or obtained through public or private financing transactions will be sufficient to meet its operating needs and anticipated capital expenditures for fiscal 1998. If the Company is unable to achieve its fiscal 1998 business plan, the Company may require significant additional funds to continue its ongoing operations, and if such funds are not available when needed, the Company may be required to curtail parts of its business and/or sell one of its two operating companies.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

         The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report and presented elsewhere by management from time to time.

         Recent Operating Losses
         The Company incurred losses from continuing operations during fiscal 1997 and 1996, and there can be no assurance that the Company will not continue to incur losses in the future. Continued net losses would affect the Company's cash position and could require the Company to reduce certain expenditures, including without limitation expenditures for advertising and inventory, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company continues to have net losses in the future, the Company may be unable to realize the benefit of the net deferred tax asset discussed in Notes 7 and 9 of Notes to Consolidated Financial Statements.

         Available Funds
         The Company's future financial performance will also depend on its ability to purchase goods and services on credit and to borrow funds under its revolving credit agreement. If the Company is unable to purchase goods and services on credit or the Company's lenders do not provide the Company with favorable credit arrangements, the Company may need to seek additional funds from other parties. There can be no assurance, however, that the Company would be able to obtain any such third-party funding or obtain such funding on terms as favorable as those offered by its lenders. Also, in the event the Company elects to raise additional funds through the sale of assets or securities or both, the Company may not be able to complete such sales in a timely manner or on terms favorable to the Company.

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

         NordicTrack competes with several companies which design, manufacture and distribute physical fitness and exercise equipment, have greater financial resources and offer a greater selection of products. During the past several years, NordicTrack's competitors have introduced several new and competitive products at competitive prices which have adversely affected NordicTrack's revenues and profits. The future success of NordicTrack depends in part upon its ability to introduce new and competitive products successfully, on a timely basis and at competitive prices. The failure of NordicTrack to successfully compete with its competitors could materially adversely affect the financial condition of the Company.

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

         New Products
         Several new and enhanced products were introduced by the Company in fiscal 1996 and fiscal 1997 and a new line of elliptical products will be introduced in the fall of fiscal 1998. The Company's future financial performance will depend on the continued market acceptance of the Company's existing products and the successful development, introduction and customer acceptance of new and enhanced products. If these products do not receive favorable market acceptance, the Company's future operating results would be adversely affected. There can be no assurance that the Company will be successful in developing new products and marketing its existing or new products.

         New Management Team
         The Company has replaced a number of key executives at NordicTrack. There can be no assurance, however, that the new personnel will be able to successfully increase revenues or reduce costs at NordicTrack in the future.

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

        Cost Reduction Programs
        In fiscal 1997 and 1996, the Company was able to significantly reduce its operating costs as net sales decreased. There can be no assurance, however, that the Company will be able to further reduce operating costs if sales decline in the future.

         In addition, postage expenses associated with mailing catalogs and shipping charges associated with acquiring and distributing products and merchandise to customers are significant factors in the operation of the Company's businesses. Increases in postage or shipping costs, or disruptions in delivery and shipping services, could adversely affect the Company's operating results.

         Intellectual Property Rights
         The Company will continue to be subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. While the Company believes that it currently has all licenses necessary to conduct its business, no assurance can be given that additional licenses will not be required in the future. Furthermore, no assurance can be given that, if any additional licenses are required, such licenses could be obtained on commercially reasonable terms.

         Tax Matters
         The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS has indicated that it intends to mail an official assessment notice shortly proposing certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43,000,000 made to the former owners of NordicTrack (acquired in June 1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $8,200,000. The net federal tax due relating to the proposed adjustments approximates $16,200,000, excluding interest.

         The incentive compensation payments to the former owners of NordicTrack were attributable to substantial increases in sales and profits at NordicTrack during the years under examination. The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code and intends to vigorously oppose the proposed adjustments. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest would have a material adverse effect on the Company's consolidated operating results for the period in which such issues are finally resolved and would also have a material adverse effect on the Company's consolidated financial condition.

OTHER
         Inflation has not had a significant effect on the Company's operations.

         The Company is involved in various legal proceedings and claims and two former subsidiaries of the Company are involved in two separate environmental matters. See Note 9 of the Notes to Consolidated Financial Statements for additional information on commitments and contingencies.

         The Company plans to adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1998. The Company does not expect implementation of SFAS No. 128 to have a material effect on reported earnings per share. The Company is evaluating the impact that implementation of SFAS Nos. 130 and 131 will have on the consolidated financial statements.


Item 8.    Financial Statements and Supplementary Data.

           See the Index to the Company's Consolidated Financial Statements and Financial Statement Schedule and the accompanying consolidated financial statements, notes and schedules which are filed as part of this Form 10-K following the signature page.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           Not applicable.



                                    PART III


Item 10.   Directors and Executive Officers of the Registrant.

           The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on December 5, 1997 (the "1997 Proxy Statement") at "Election of Directors."

Item 11.   Executive Compensation.

           The response to this item is incorporated herein by reference to the Company's 1997 Proxy Statement at "Election of Directors," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation," "Stock Option Grants," "Year-End Option Table" and "Comparative Stock Performance."

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

           The response to this item is incorporated herein by reference to the Company's 1997 Proxy Statement at "Security Ownership of Certain Beneficial Owners and Management."

Item 13.   Certain Relationships and Related Transactions.

           Not applicable.

                                     PART IV


Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

           (a) Documents filed as a part of this Form 10-K.

               1. Consolidated Financial Statements. The Consolidated Financial Statements listed in the Index to Consolidated Financial Statements and Financial Statement Schedule are filed as part of this Annual Report on Form 10-K.

               2. Financial Statement Schedule. The Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Financial Statement Schedule is filed as part of this Annual Report on Form 10-K.

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

                                      CML GROUP, INC.

                                      By:   /s/Charles M. Leighton
                                            -----------------------------------
                                            Charles M. Leighton
                                            Chairman and Chief Executive Officer

                                      Date: October 29, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                              Title                               Date
 --------------------                ------------------------             -------------
                                     Chairman of the Board of       )
                                     Directors and Chief Executive  )
 /s/Charles M. Leighton              Officer (Principal Executive   )
---------------------------------    Officer)                       )
 Charles M. Leighton
                                                                    )
                                     Vice President, Finance and    )
 /s/Glenn E. Davis                   Chief Financial Officer        )
---------------------------------    (Principal Financial Officer)  )
 Glenn E. Davis
                                                                    )
 /s/Paul J. Bailey                   Controller                     )
---------------------------------    (Principal Accounting Officer) )
 Paul J. Bailey
                                                                    )
 /s/G. Robert Tod                    President, Chief Operating     )     October 29, 1997
---------------------------------    Officer and Director           )
 G. Robert Tod
                                                                    )
 /s/Howard H. Callaway               Director                       )
---------------------------------
Howard H. Callaway                                                  )
                                                                    )
 /s/Thomas H. Lenagh                 Director                       )
---------------------------------
Thomas H. Lenagh                                                    )
                                                                    )
 /s/Roy W. Menninger, MD             Director                       )
---------------------------------
Roy W. Menninger, MD                                                )
                                                                    )
 /s/Alison Taunton-Rigby             Director                       )
---------------------------------
Alison Taunton-Rigby                                                )
                                                                    )
 /s/Lauren M. Tyler                  Director                       )
---------------------------------
Lauren M. Tyler                                                     )
                                                                    )
 /s/Ralph F. Verni                   Director                       )
---------------------------------
Ralph F. Verni                                                      )

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                       OF
                                 CML GROUP, INC.

                                                                    Page No.
                                                                    --------
Consolidated Financial Statements:
       Independent Auditors' Report                                    28

       Consolidated Statements of Operations - Years Ended
              July 31, 1997, 1996 and 1995                             29

       Consolidated Balance Sheets - July 31, 1997
              and July 31, 1996                                      30 - 31

       Consolidated Statements of Cash Flows -
              Years Ended July 31, 1997, 1996 and 1995                 32

       Consolidated Statements of Changes in
              Stockholders' Equity - Years Ended July 31,
              1997, 1996 and 1995                                      33

       Notes to Consolidated Financial Statements                    34 - 46

Financial Statement Schedule:
       Schedule II - Valuation and Qualifying Accounts                 47


All other schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of CML Group, Inc.:

We have audited the accompanying consolidated balance sheets of CML Group, Inc. and its subsidiaries as of July 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the years in the three-year period ended July 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the management of CML Group, Inc. Our responsibility is to express an opinion on the financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CML Group, Inc. and its subsidiaries at July 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DELOITTE & TOUCHE LLP

Boston, Massachusetts
September 29, 1997

CML Group, Inc. and Subsidiaries
Consolidated Statements of Operations

                                                                                             Year Ended July 31,
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    1997                1996                   1995
-----------------------------------------------------------------------------------------------------------------------------------
Net sales                                                                   $341,315,000        $544,905,000           $712,613,000
-----------------------------------------------------------------------------------------------------------------------------------

Less costs and expenses:
   Cost of goods sold                                                        164,081,000         256,738,000            283,338,000
   Selling, general and administrative expenses                              236,368,000         385,539,000            402,732,000
   Provision for loss on disposition of businesses
      held for sale (Note 4)                                                          --          30,824,000                     --
   Interest expense, net                                                       1,797,000           3,088,000              1,134,000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                             402,246,000         676,189,000            687,204,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations before income
   taxes and extraordinary gain                                              (60,931,000)       (131,284,000)            25,409,000
Provision (benefit) for income taxes (Notes 7 and 9)                         (20,717,000)        (46,475,000)             9,503,000
-----------------------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations
   before extraordinary gain                                                 (40,214,000)        (84,809,000)            15,906,000
-----------------------------------------------------------------------------------------------------------------------------------

Loss from discontinued operations (Note 3):
   Loss from operations, net of income taxes                                          --                  --             (1,346,000)
   Provision for loss on disposal of discontinued operations,
      net of income tax benefit                                                       --         (15,615,000)           (35,678,000)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      --         (15,615,000)           (37,024,000)
-----------------------------------------------------------------------------------------------------------------------------------

Loss before extraordinary gain                                               (40,214,000)       (100,424,000)           (21,118,000)
Extraordinary gain, net of income taxes of $1,313,000 (Note 6)                        --                  --              2,198,000
-----------------------------------------------------------------------------------------------------------------------------------
Net loss                                                                    ($40,214,000)      ($100,424,000)          ($18,920,000)
-----------------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share (Note 1):
   Income (loss) from continuing operations
      before extraordinary gain
         Primary                                                                  ($0.81)             ($1.72)                 $0.32
         Fully diluted                                                            ($0.81)             ($1.72)                 $0.32
   Loss before extraordinary gain
         Primary                                                                  ($0.81)             ($2.04)                ($0.42)
         Fully diluted                                                            ($0.81)             ($2.04)                ($0.42)
   Net loss
         Primary                                                                  ($0.81)             ($2.04)                ($0.38)
         Fully diluted                                                            ($0.81)             ($2.04)                ($0.38)
-----------------------------------------------------------------------------------------------------------------------------------
Weighted average number of shares                                             49,976,895          49,643,316             50,381,718
-----------------------------------------------------------------------------------------------------------------------------------


See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                                       July 31,
---------------------------------------------------------------------------------------------------------------------------
Assets                                                                                       1997                      1996
---------------------------------------------------------------------------------------------------------------------------
Current assets:
Cash and cash equivalents                                                           $   4,359,000              $ 17,673,000
Accounts receivable - trade, less allowance for doubtful accounts
   of $2,706,000 in 1997 and $3,488,000 in 1996                                         8,151,000                10,570,000
Refundable income taxes (Note 7)                                                               --                53,874,000
Deferred income taxes (Notes 1, 7 and 9)                                                3,903,000                 6,102,000
Inventories (Note 1):
   Raw materials                                                                        1,971,000                 2,742,000
   Work in process                                                                        836,000                 1,875,000
   Finished goods                                                                      31,115,000                25,817,000
---------------------------------------------------------------------------------------------------------------------------

Total inventories                                                                      33,922,000                30,434,000
Other current assets (Note 1)                                                           8,479,000                16,270,000
---------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                   58,814,000               134,923,000
---------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment (Notes 1 and 9):
   Land and buildings                                                                  19,404,000                20,071,000
   Machinery and equipment                                                             45,257,000                43,739,000
   Leasehold improvements                                                              30,020,000                31,628,000
---------------------------------------------------------------------------------------------------------------------------

                                                                                       94,681,000                95,438,000
   Less accumulated depreciation                                                       46,223,000                37,279,000
---------------------------------------------------------------------------------------------------------------------------

Property, plant and equipment, net                                                     48,458,000                58,159,000
Goodwill (Note 1)                                                                       8,546,000                 8,782,000
Deferred income taxes (Notes 1, 7 and 9)                                               24,412,000                 5,295,000
Other assets                                                                            6,106,000                 6,192,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                     $146,336,000              $213,351,000
===========================================================================================================================


See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Balance Sheets

                                                                                                       July 31,
---------------------------------------------------------------------------------------------------------------------------
Liabilities and Stockholders' Equity                                                         1997                      1996
---------------------------------------------------------------------------------------------------------------------------
Current liabilities:
Current portion of long-term debt (Note 5)                                             $   35,000                $   49,000
Accounts payable                                                                       10,839,000                23,582,000
Accrued compensation                                                                    4,339,000                 6,385,000
Accrued advertising                                                                     1,514,000                 8,260,000
Accrued insurance                                                                       4,544,000                 5,706,000
Accrued lease termination costs                                                         2,587,000                 5,760,000
Other accrued expenses                                                                 25,261,000                29,018,000
---------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                              49,119,000                78,760,000
---------------------------------------------------------------------------------------------------------------------------
Noncurrent liabilities:
Long-term debt (Note 5)                                                                   245,000                   276,000
Convertible subordinated debentures (Note 6)                                           41,593,000                41,593,000
Other noncurrent liabilities (Note 9)                                                   9,651,000                 6,925,000
---------------------------------------------------------------------------------------------------------------------------
Total noncurrent liabilities                                                           51,489,000                48,794,000
---------------------------------------------------------------------------------------------------------------------------
Commitments and contingencies (Note 9)

Stockholders' equity (Notes 1, 8 and 10):
Common stock, par value $.10 per share
   Authorized - 120,000,000 shares
   Issued - 52,738,268 shares in 1997 and 52,623,704 shares in 1996                     5,274,000                 5,262,000
Additional paid-in capital                                                             80,654,000                81,082,000
Retained earnings (deficit)                                                            (3,642,000)               37,066,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                       82,286,000               123,410,000
Less treasury stock, at cost, 2,901,401 shares in 1997
   and 2,963,433 shares in 1996                                                        36,558,000                37,613,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                       45,728,000                85,797,000
---------------------------------------------------------------------------------------------------------------------------
                                                                                     $146,336,000              $213,351,000
===========================================================================================================================


See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

                                                                                                 Year Ended July 31,
----------------------------------------------------------------------------------------------------------------------------------
                                                                                     1997                1996                 1995
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net loss                                                                   ($ 40,214,000)    ($100,424,000)       ($ 18,920,000)
----------------------------------------------------------------------------------------------------------------------------------
   Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
      Gain on acquisition of convertible subordinated debentures                         --                --           (3,511,000)
      Depreciation and amortization                                              14,830,000        28,738,000           30,723,000
      Provision for loss on disposition of businesses held for sale                      --        30,824,000                   --
      Provision for loss on disposal of discontinued operations                          --        24,023,000           40,988,000
      Royalty settlement                                                                 --         1,367,000                   --
      Loss on disposal of property, plant and equipment                           1,800,000         2,465,000            4,475,000
      Changes in assets and liabilities:
         Accounts receivable - trade                                              2,419,000        35,663,000          (10,865,000)
         Refundable income taxes                                                 53,874,000       (53,874,000)                  --
         Inventories                                                             (3,488,000)        3,864,000           (3,759,000)
         Other current assets                                                     1,345,000        19,955,000           (5,391,000)
         Deferred income taxes                                                  (16,918,000)        2,135,000           (1,054,000)
         Accounts payable and accrued expenses                                  (29,627,000)        6,470,000             (410,000)
         Accrued income taxes                                                            --        (1,833,000)            (572,000)
         Other assets and noncurrent liabilities                                  2,706,000           179,000           (1,149,000)
----------------------------------------------------------------------------------------------------------------------------------
   Total adjustments                                                             26,941,000        99,976,000           49,475,000
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                             (13,273,000)         (448,000)          30,555,000
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions of property, plant and equipment                                 (5,931,000)      (21,555,000)         (36,291,000)
   Net proceeds from sale of discontinued operations                              1,658,000        11,618,000                   --
   Net proceeds from sale of business held for sale                               4,368,000        34,870,000                   --
   Reduction in notes receivable                                                     41,000            52,000                   --
----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                 136,000        24,985,000          (36,291,000)
----------------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Increase in long-term debt                                                            --           289,000           10,000,000
   Reduction in long-term debt                                                      (45,000)      (10,249,000)          (1,233,000)
   Dividends paid                                                                  (494,000)       (4,189,000)          (4,236,000)
   Exercise of stock options and employee stock purchase rights                     362,000           242,000            1,000,000
   Acquisition of convertible subordinated debentures                                    --                --          (11,991,000)
   Acquisition of treasury shares                                                        --        (1,295,000)          (8,395,000)
----------------------------------------------------------------------------------------------------------------------------------
Net cash used in financing activities                                              (177,000)      (15,202,000)         (14,855,000)
----------------------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                            (13,314,000)        9,335,000          (20,591,000)
Cash and cash equivalents at beginning of year                                   17,673,000         8,338,000           28,929,000
----------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                       $  4,359,000      $ 17,673,000         $  8,338,000
----------------------------------------------------------------------------------------------------------------------------------

Supplemental disclosures of cash flow information: Cash paid during the year for:
   Interest                                                                      $2,579,000      $  3,520,000         $  3,302,000
----------------------------------------------------------------------------------------------------------------------------------
   Income taxes                                                                    $444,000      $  1,317,000          $17,580,000
----------------------------------------------------------------------------------------------------------------------------------

The Company did not record any tax benefits resulting from the exercise of stock options in fiscal 1997 and recorded tax benefits of $59,000 and $91,000 during fiscal 1996 and 1995, respectively.

See Notes to Consolidated Financial Statements.

CML Group, Inc. and Subsidiaries
Consolidated Statements of Changes in Stockholders' Equity

                                                      Common Stock                            Retained        Treasury Stock
                                               -----------------------      Additional        Earnings      -------------------
                                                  Shares     Par Value    Paid-in-Capital    (Deficit)      Shares         Cost
----------------------------------------------------------------------------------------------------------------------------------
Balance, August 1, 1994                        51,851,180   $5,185,000     $78,736,000     $163,825,000   1,865,941    $28,509,000
Exercise of stock options                         172,470       17,000         645,000               --          --             --
Employee stock purchase plan sales                 53,024        5,000         333,000               --          --             --
Tax benefit from exercise of stock options             --           --          91,000               --          --             --
Acquisition of treasury shares                         --           --              --               --     931,850      8,395,000
Cash dividends ($0.09 per share)                       --           --              --       (4,461,000)         --             --
Net loss                                               --           --              --      (18,920,000)         --             --
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1995                         52,076,674    5,207,000      79,805,000      140,444,000   2,797,791     36,904,000
Exercise of stock options                         102,360       10,000         311,000               --      38,857        204,000
Employee stock purchase plan sales &
   benefit plan contributions                      91,729        9,000        (425,000)              --    (62,215)       (790,000)
Royalty settlement                                352,941       36,000       1,332,000               --         --              --
Tax benefit from exercise of stock options             --           --          59,000               --         --              --
Acquisition of treasury shares                         --           --              --               --    189,000       1,295,000
Cash dividends ($0.06 per share)                       --           --              --       (2,954,000)        --              --
Net loss                                               --           --              --     (100,424,000)        --              --
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1996                         52,623,704    5,262,000      81,082,000       37,066,000   2,963,433     37,613,000
Exercise of stock options                         138,960       14,000         366,000               --      29,333         99,000
Employee stock purchase plan sales &
   benefit plan contributions                     (24,396)      (2,000)       (794,000)              --     (91,365)    (1,154,000)
Cash dividends ($0.01 per share)                       --           --              --         (494,000)         --             --
Net loss                                               --           --              --      (40,214,000)         --             --
----------------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 1997                         52,738,268   $5,274,000     $80,654,000      ($3,642,000)  2,901,401    $36,558,000
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

Direct Response and Catalog Costs
Costs of direct response and catalogs are amortized in proportion to the sales they generate over periods not exceeding three months and six months, respectively. Direct response and catalog costs are included in other current assets. Direct response advertising expenses of the Company were $72,149,000, $113,213,000 and $133,456,000 in fiscal 1997, 1996 and 1995, respectively.

Property, Plant and Equipment
Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives which range from three to forty years or over the terms of the related leases, if such periods are shorter.

Goodwill
Goodwill is amortized on a straight-line basis over forty years. On an annual basis, the Company reviews the carrying value of goodwill against projections of undiscounted cash flows to evaluate the propriety of its carrying value and amortization period. Accumulated amortization was $966,000 at July 31, 1997 and $730,000 at July 31, 1996. The Company wrote off the goodwill and accumulated amortization relating to The Nature Company and Britches of Georgetowne ("Britches") in fiscal 1996 and 1995 in connection with their respective dispositions.

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

New Accounting Standards
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," in February 1997 and SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. The Company will adopt these statements in fiscal 1998 but does not expect them to have a material effect on reported earnings per share or the consolidated financial statements.

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," in fiscal 1997. Adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements.

SFAS No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose, if material, the pro forma impact on fiscal 1997 and 1996 earnings and earnings per share from application of the fair value method of calculating employee stock-based compensation. The pro forma impact was not material. The Company continues to measure employee stock-based compensation in its consolidated financial statements according to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," as permitted by SFAS No. 123.

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

Reclassifications
Certain fiscal 1996 and 1995 amounts have been reclassified to conform to the fiscal 1997 presentation.

Note 2 - Management's Plan

During fiscal 1997 and fiscal 1996, the Company incurred losses from continuing operations of $40.2 million and $84.8 million, respectively. The fiscal 1997 loss was primarily due to the operating loss at NordicTrack resulting from the significant decrease in sales of aerobic exercise products including cross-country skiers, non-motorized treadmills and riders, partially offset by lower operating costs. The loss reported for fiscal 1996 was primarily attributable to operating losses incurred by The Nature Company and Hear Music before those subsidiaries were sold, the write-down recorded in anticipation of the sale of The Nature Company and Hear Music and the operating loss incurred by NordicTrack due to a significant decrease in sales partially offset by lower operating costs. In addition, the Company is subject to certain contingent liabilities discussed in Note 9.

The Company's fiscal 1998 financial performance primarily depends upon NordicTrack's ability to increase sales and control costs. In October 1997, NordicTrack introduced the Ellipse(TM), a new aerobic exercise product which utilizes a floating crank mechanism to provide a smooth, quiet elliptical motion. In addition, NordicTrack has announced plans to introduce two new anaerobic exercise products, a new spot-toning product and a re-designed line of motorized treadmills. It is anticipated that the new and re-designed products will result in higher sales at NordicTrack in fiscal 1998. In addition, a series of cost reduction programs were initiated in fiscal 1997 and 1996 which management believes will result in improved cost control in fiscal 1998 and beyond.

The Company's future financial performance will also depend upon its ability to purchase goods and services on credit and to borrow funds under its revolving credit agreement. If necessary, the Company may elect to raise additional funds through the sale of assets or through public or private financing transactions or both.

Ultimately, the Company's ability to meet its obligations as they come due depends upon the attainment of profitable operations, accessibility to credit to purchase goods and services, the successful introduction of new products and effective cost control programs.

Note 3 - Discontinued Operations

On April 12, 1996, the Company sold the common stock of its Britches subsidiary for $13,400,000 in cash plus the assumption of certain liabilities. The Company recorded after tax provisions for loss on the disposal of Britches of $15,615,000 in fiscal 1996 and $35,678,000 in fiscal 1995. The respective income tax benefits recorded in conjunction with the provisions for loss on disposal were $8,408,000 and $5,310,000. Britches' net sales were $89,285,000 in fiscal 1996 and $127,034,000 in fiscal 1995. The loss from operations is shown net of an income tax benefit of $627,000 for fiscal 1995.

Note 4 - Divestiture of The Nature Company and Hear Music

The Company decided to divest its Nature Company and Hear Music subsidiaries during the third quarter of fiscal 1996. Included in the loss from continuing operations for fiscal 1996 is a pre-tax charge of $30,824,000 to write down the net assets of The Nature Company and Hear Music to estimated net realizable value and to accrue estimated lease termination and assignment costs and other transaction costs. The Nature Company and Hear Music had sales of $112,705,000 and $156,185,000 in fiscal 1996 and 1995, respectively, and pre-tax operating losses of $14,242,000 in fiscal 1996, excluding the $30,824,000 write-down recorded in anticipation of the sale of The Nature Company and Hear Music, and $14,161,000 in fiscal 1995.

On June 6, 1996, substantially all of the assets of The Nature Company were sold for $39,870,000 in cash (including $1,003,000 held in escrow at July 31, 1997) and the assumption of certain liabilities. On October 23, 1996, the Company sold substantially all of the assets of Hear Music for $371,000 in cash plus the assumption of certain liabilities.

Note 5 - Long-Term Debt

Long-term debt consisted of the following at July 31:

                                                                   1997                      1996
-------------------------------------------------------------------------------------------------
Revolving credit loan                                           $    --                   $    --
Note payable                                                    233,000                   250,000
Obligations under capital leases (Note 9)                        47,000                    75,000
-------------------------------------------------------------------------------------------------
                                                                280,000                   325,000
Less current portion                                             35,000                    49,000
-------------------------------------------------------------------------------------------------
Long-term debt                                                 $245,000                  $276,000
=================================================================================================

Revolving Credit Agreement
On April 17, 1996, the Company entered into a senior secured revolving credit agreement which was amended and restated on August 28, 1997. The amended agreement, which expires on April 15, 1999, provides for total borrowings and letters of credit of up to $40,000,000 based upon a percentage of eligible accounts receivable and inventories. The agreement also provides for an overadvance facility of up to $15,000,000 for a period of 90 consecutive days between September 1 and December 31 of each year. All loans outstanding under the agreement must be paid down for a period of 45 consecutive days between December 15 and July 31 of each year. The agreement is secured by the Company's assets and the shares and guarantees of the Company's subsidiaries and includes provisions which require the Company to meet specified levels of profitability and solvency. The Company also must meet certain financial covenants under the agreement in order to pay cash dividends. The agreement also provides for a reduction in the total commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or the issuance of subordinated debt or equity securities. Advances outstanding under the agreement bear interest at 0.75% above the lender's "Base Rate", which approximates the lender's prime rate, or at 2.75% above the "Eurodollar Rate," except advances under the overadvance facility which bear interest at the Base Rate plus 2.00%. At July 31, 1997, the lender's Base Rate was 8.50%. The Company is required to pay a commitment fee of 0.50% of the unused commitment.

The Company's borrowings under the agreement averaged $8,000 during fiscal 1997 with a maximum of $536,000 outstanding at any time. The average interest rate on advances outstanding during the year was 9.00%. At July 31, 1997, the Company had no loans outstanding under the agreement.

Note Payable
The note payable, which bears interest at 6.0%, is due in monthly installments of approximately $3,000 and matures on August 1, 2006.

Product Financing Arrangements
The Company has entered into two product financing arrangements, one in fiscal 1996 with limited recourse and the other in fiscal 1997 with full recourse. Under the arrangement with limited recourse, the Company assumes all risk of credit loss on bad debts between 4% and 8% of average receivables; at July 31, 1997 the receivable portfolio balance under this arrangement was $31,596,000. The Company is responsible for all bad debts under the financing arrangement with full recourse; the receivable portfolio balance under this arrangement was $2,937,000 at July 31, 1997. Both arrangements require the Company to pay the financing company, on a monthly basis, an amount equal to the difference between the average monthly high-grade commercial paper rate, which was 5.57% at July 31, 1997, and 5.75% on the average portfolio balance. The arrangement with limited recourse is a five year contract that may be terminated during the first three years upon six months notice. The arrangement with full recourse expires in November 1997.

Note 6 - Convertible Subordinated Debentures

On January 20, 1993, the Company issued $57,500,000 of 5-1/2% convertible subordinated debentures due January 15, 2003. During fiscal 1995, the Company repurchased $15,907,000 principal amount of the debentures and recorded an extraordinary gain of $2,198,000, net of income taxes of $1,313,000. Interest on the debentures outstanding is payable semi-annually in arrears on January 15 and July 15 of each year. The debentures are convertible into shares of the Company's common stock at a conversion price of $25.917 per share, subject to adjustment under certain circumstances. The debentures are redeemable at the option of the Company, in whole or in part, at redemption prices which decrease from 101-1/2% for the 12 month period beginning January 15, 1997 to par as of January 15, 1998. The estimated fair value of the convertible subordinated debentures was approximately $30,155,000 at July 31, 1997 and at July 31, 1996, based upon quoted market prices. All other financial instruments are carried at amounts that approximate fair value.

Note 7 - Income Taxes

The provision (benefit) for income taxes consists of the following:

                                                            Year Ended July 31,
-------------------------------------------------------------------------------------------
                                                    1997              1996             1995
-------------------------------------------------------------------------------------------
Current
   Federal                                $       31,000      ($48,740,000)      $9,311,000
   State and foreign                             106,000           143,000        1,856,000
-------------------------------------------------------------------------------------------

                                                 137,000       (48,597,000)      11,167,000
Deferred
   Federal                                   (20,084,000)          778,000       (1,555,000)
   State and foreign                            (770,000)        1,344,000         (109,000)
-------------------------------------------------------------------------------------------

Total                                       ($20,717,000)     ($46,475,000)      $9,503,000
===========================================================================================

Continuing operations                       ($20,717,000)     ($46,475,000)      $9,503,000
Discontinued operations                               --        (8,408,000)      (5,937,000)
Extraordinary gain (Note 6)                           --                --        1,313,000
-------------------------------------------------------------------------------------------

Total                                       ($20,717,000)     ($54,883,000)      $4,879,000
===========================================================================================

The sources of prepaid and deferred income taxes and the related tax effect are as follows:

                                                           July 31,
--------------------------------------------------------------------------
                                                    1997              1996
--------------------------------------------------------------------------
Current Assets
   Inventories                              $  2,343,000      $  2,165,000
   Depreciation and amortization                      --         2,245,000
   Compensation expenses                         380,000         1,166,000
   Occupancy expenses                            335,000         2,152,000
   Receivable reserves                           853,000         2,174,000
   Other                                       2,015,000         2,223,000
   Less valuation allowance                   (1,134,000)       (4,167,000)
--------------------------------------------------------------------------
                                               4,792,000         7,958,000
--------------------------------------------------------------------------
Noncurrent Assets
   Depreciation and amortization                 999,000            33,000
   Net operating losses                       27,221,000         2,041,000
   Insurance expenses                          1,554,000         1,911,000
   Occupancy expenses                            897,000           358,000
   Alternative minimum tax credit              2,270,000         2,270,000
   Other                                          20,000         3,704,000
   Less valuation allowance                   (7,095,000)       (3,616,000)
--------------------------------------------------------------------------
                                              25,866,000         6,701,000
--------------------------------------------------------------------------
Total assets                                 $30,658,000       $14,659,000
==========================================================================
Current Liabilities
   Catalog costs                            $    494,000      $    667,000
   Advertising costs                             234,000           955,000
   Other                                         161,000           234,000
--------------------------------------------------------------------------
                                                 889,000         1,856,000
--------------------------------------------------------------------------
Noncurrent Liabilities
   Goodwill                                    1,454,000         1,401,000
   Other                                              --             5,000
--------------------------------------------------------------------------
                                               1,454,000         1,406,000
--------------------------------------------------------------------------
Total liabilities                           $  2,343,000      $  3,262,000
==========================================================================
Total net deferred taxes                     $28,315,000       $11,397,000
==========================================================================

The valuation allowance increased by $446,000 during fiscal 1997 to $8,229,000 at July 31, 1997 primarily due to foreign related losses. The July 31, 1997 valuation allowance primarily relates to foreign net operating loss carryforwards that may not be realized and the alternative minimum tax credit. The valuation allowance at July 31, 1996 of $7,783,000 includes a net increase during fiscal 1996 of $4,261,000 primarily due to foreign losses and the alternative minimum tax credit. The July 31, 1996 valuation allowance primarily relates to foreign net operating loss carryforwards that may not be realized and the alternative minimum tax credit. The valuation allowance at July 31, 1995 of $3,522,000 includes a net increase during fiscal 1995 of $518,000 primarily due to foreign losses. The July 31, 1995 valuation allowance primarily relates to future deductible amounts of a capital nature and net operating loss carryforwards that may not be realized. Net operating loss carryforwards begin expiring in 2000.

A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

                                                         1997            1996          1995
-------------------------------------------------------------------------------------------
Statutory federal income tax rate                       (34.0%)         (35.0%)        35.0%
State and foreign income taxes
   net of federal tax effect                              0.2            (0.5)          5.1
Amortization of goodwill                                   --              --           0.2
Benefit of foreign sales corporation                     (0.1)           (0.2)         (1.0)
Research and development credits                           --              --          (0.8)
Other                                                    (0.1)            0.3          (1.1)
-------------------------------------------------------------------------------------------
Effective tax rate                                      (34.0%)         (35.4%)        37.4%
===========================================================================================

Note 8 - Stock Options, Stock Purchase Plans and Employee Benefit Plan

Stock Option Plans
At July 31, 1997, there were 571,518 and 2,663,650 shares reserved for issuance pursuant to the Company's 1982 and 1991 Stock Option Plans, respectively. The terms of both Plans generally provide for options to be granted at fair market value as of the date of grant for a term of no longer than ten years. The options generally become exercisable over the first four years.

At July 31, 1997, there were 54,000 and 250,000 shares reserved for issuance pursuant to the Company's 1993 and 1996 Director Option Plans, respectively. The terms of both Plans generally provide for options to be granted to non-employee directors at fair market value as of the date of grant for a term of ten years. The options vest in three equal annual installments beginning on the first anniversary of the date of grant.

Combined activity under the Company's option plans is summarized as follows:

                                     Outstanding Options              Exercisable Options
                                ------------------------------     ---------------------------
                                              Weighted Average                Weighted Average
                                 Number        Exercise Price      Number      Exercise Price
Balance at August 1, 1994       2,006,093        $  9.45
   Granted                        392,472           7.94
   Exercised                     (172,470)          3.84
   Terminated                    (187,900)         16.66
----------------------------------------------------------------------------------------------
Balance at July 31, 1995        2,038,195        $  8.97          1,359,209         $7.39
   Granted                        553,728           5.03
   Exercised                     (102,360)          3.14
   Terminated                    (212,160)         13.72
----------------------------------------------------------------------------------------------
Balance at July 31, 1996        2,277,403        $  7.83          1,422,192         $7.91
   Granted                        584,000           3.53
   Exercised                     (138,960)          2.74
   Terminated                    (385,475)          9.45
----------------------------------------------------------------------------------------------
Balance at  July 31, 1997       2,336,968        $  6.79          1,438,088         $8.01
==============================================================================================


Outstanding options at July 31, 1997 with exercise prices under $10.00 consisted of 2,010,468 options with a weighted average exercise price of $5.03 and a weighted average remaining life of 4.7 years, of which 1,126,238 were exercisable. The remaining 326,500 outstanding options at July 31, 1997 had exercise prices between $10.00 and $30.00 with a weighted average exercise price of $17.62 and a weighted average remaining life of 5.7 years, of which 311,850 were exercisable at July 31, 1997. There were 791,228 outstanding options and 545,657 exercisable options at July 31, 1997 with exercise prices at or below the July 31, 1997 closing stock price of $3.56.

Employee Stock Purchase Plans
The Company's 1996 Employee Stock Purchase Plan authorizes the issuance of 975,000 shares in three annual offerings of 325,000 shares, plus the shares not purchased in prior offerings. Under the second offering, which ends June 14, 1998, 340 employees have elected to receive 391,985 shares. Under the first offering, which ended June 14, 1997, 37,819 shares were issued to employees at a price of $2.13 per share.

The Company's 1993 Employee Stock Purchase Plan authorized the issuance of 900,000 shares in three annual offerings ending June 14, 1994, 1995 and 1996. The first, second and third offerings resulted in the issuance of 51,972, 53,024 and 29,514 shares to 595, 290 and 79 employees at a price of $11.90, $6.38 and $4.25 per share, respectively.

Employee Benefit Plan
The Company maintains a defined contribution benefit plan covering substantially all of its employees. The Company makes annual contributions to the plan based on a percentage of employee compensation as provided by the terms of the plan. Contributions by the Company to the plan charged to operations in fiscal 1997, 1996 and 1995 were $501,000, $1,010,000 and $2,113,000, respectively.

Note 9 - Commitments and Contingencies

Leases
The Company leases certain manufacturing and distribution facilities, retail space and vehicles and equipment under agreements expiring over the next 15 years. Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require the Company to pay real estate taxes and other expenses.

Capital leases, which consist of vehicles included in machinery and equipment in the consolidated financial statements, are as follows:

                                                                          July 31,
--------------------------------------------------------------------------------------------
                                                                 1997                   1996
--------------------------------------------------------------------------------------------
Machinery and equipment                                       $73,000               $147,000
Less accumulated amortization                                  41,000                 95,000
--------------------------------------------------------------------------------------------
Machinery and equipment, net                                  $32,000               $ 52,000
============================================================================================


Future minimum lease payments under leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 1997 are as follows:

                                                                Capital           Operating
                                                                 Leases              Leases
-------------------------------------------------------------------------------------------
Year ending July 31:
1998                                                            $20,000         $13,440,000
1999                                                             34,000          11,829,000
2000                                                                 --           9,836,000
2001                                                                 --           8,009,000
2002                                                                 --           6,512,000
Thereafter                                                           --          16,190,000
-------------------------------------------------------------------------------------------

Total minimum lease payments                                     54,000          65,816,000
Less portion representing interest                                7,000                  --
-------------------------------------------------------------------------------------------
                                                                $47,000         $65,816,000
-------------------------------------------------------------------------------------------

The total minimum payments required under operating leases do not include contingent rentals which may be paid under certain store leases on the basis of a percentage of sales in excess of stipulated amounts. The total amount of rentals charged to operations in fiscal 1997, 1996 and 1995 was $25,633,000, $53,616,000 and $47,415,000, respectively. Contingent rentals were approximately $500,000 in fiscal 1997, $3,317,000 in fiscal 1996 and $5,406,000 in fiscal
1995. Included in other noncurrent liabilities at July 31, 1997 and 1996 were store construction credits of $1,387,000 and $1,535,000, respectively, and deferred rent liabilities of $366,000 and $282,000, respectively.

Litigation
NordicTrack is the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York. The named plaintiffs, Elissa Crespi and John Lucien Ware, Jr., allege in the Consolidated Complaint that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. They assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the New York General Business Law. They also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On behalf of themselves and the alleged class, the plaintiffs seek unspecified actual and punitive damages with interest, rescission, attorneys' fees, costs, an order requiring NordicTrack to make corrective disclosures, and the imposition of a constructive trust. NordicTrack filed a motion for transfer of venue to the United States District Court for the District of Minnesota, which was allowed in early 1997. On September 2, 1997, the named plaintiffs filed a motion to remand the case to New York State Court, which NordicTrack intends to oppose. The parties have conducted some discovery. While NordicTrack believes it has meritorious defenses to the Consolidated Complaint and intends to vigorously defend against the allegations, this lawsuit is still in an early stage and the Company is unable to determine the likelihood and possible impact on the Company's consolidated financial condition or results of operations of an unfavorable outcome.

NordicTrack is the defendant in a lawsuit in the United States District Court for the District of Minnesota which commenced on August 12, 1996. In the action, the plaintiff, Precise Exercise Equipment ("Precise"), alleged that NordicTrack misappropriated trade secrets regarding Precise's abdominal exercise product and further breached a noncompetition agreement. While NordicTrack is vigorously defending against the allegations and believes it has meritorious defenses to Precise's claims on the contract, at this stage of the lawsuit the Company is unable to determine the likelihood and possible impact on the Company's consolidated financial condition or results of operations of unfavorable outcomes.

In a complaint dated September 30, 1997, filed by Precor Incorporated ("Precor") in the United States District Court for the Western District of Washington at Seattle, Precor alleged that the manufacture, offering for sale and sale by NordicTrack of its exercisers marketed under the Ellipse(TM) trade mark infringe a United States patent which Precor has licensed from the inventor, Larry Miller (the "Miller Patent"). The technology used in NordicTrack's Ellipse(TM) exerciser is licensed by NordicTrack from a third party and the Company believes that NordicTrack's products do not infringe the Miller Patent. While NordicTrack believes it has meritorious defenses to the complaint and intends to vigorously defend against the allegations, this lawsuit is in its earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of an unfavorable outcome.

The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such other legal proceedings will not have a material adverse impact on the Company's consolidated financial condition or results of operations.

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

The Company believes that the EPA's estimated cost for cleanup, including the proposed remedial actions, is excessive and involves unnecessary actions. In addition, a portion of the proposed remedial cost involves cleanup of the adjoining property that is not owned by the Company or any of its affiliates. Therefore, the Company believes it is not responsible for that portion of the cleanup costs. The Company has reserves and insurance coverage (from its primary insurer) for environmental liabilities at the site in the amount of approximately $2,300,000. The Company also believes that it is entitled to additional insurance from its excess insurance carriers. However, if excess liability coverage is not available to the Company and the ultimate liability substantially exceeds the primary insurance amount and reserves, the liability would have a material adverse effect upon the Company's consolidated operating results for the period in which the resolution of the claim occurs and could have a material adverse effect upon the Company's financial condition.

In June 1992, the EPA notified the Company it may be liable for the release of hazardous substances by the Company's former Boston Whaler subsidiary at a hazardous waste treatment and storage facility in Southington, Connecticut. The EPA has calculated the Company's volumetric share of waste shipped to that site at less than two-tenths of one percent. The Company and more than 200 other potentially responsible parties have executed administrative orders pursuant to which they agreed to perform two non-time critical removal actions and to complete the remedial investigation and feasibility study commenced by the EPA. The Company has contributed $11,000 to the costs of the removal actions and the remedial investigation and feasibility study and expects to contribute at least $11,000 more to those costs over time. Because complete cleanup cost estimates for the site are not yet available, an accurate assessment of the Company's likely range of liability cannot be made. Accordingly, the financial impact on the Company is not presently determinable.

Tax Matters
The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS has indicated that it intends to mail an official assessment notice shortly proposing certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43,000,000 made to the former owners of NordicTrack (acquired in June 1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $8,200,000. The net federal tax due relating to the proposed adjustments approximates $16,200,000, excluding interest.

The incentive compensation payments to the former owners of NordicTrack were attributable to substantial increases in sales and profits at NordicTrack during the years under examination. The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code and intends to vigorously oppose the proposed adjustments. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest would have a material adverse effect on the Company's consolidated operating results for the period in which such issues are finally resolved and would also have a material adverse effect on the Company's consolidated financial condition.

As of July 31, 1997, the Company had net deferred tax assets of $28,315,000 (Note 7). The Company believes that it is more likely than not that it will generate sufficient future taxable income, either through operations or the sale of assets, to realize the net deferred tax assets prior to expiration of any net operating losses. There can be no assurance, however, that the Company will generate any specific level of earnings. If the Company is unable to generate sufficient taxable income in the future through operating results or the sale of assets, increases in the tax valuation allowance will be required, resulting in a charge to earnings.

Letters of Credit
At July 31, 1997, the Company was contingently liable for outstanding letters of credit in the amount of $6,174,000.

Note 10 - Preferred Stock Rights and Preference Stock

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

Preference Stock
The Company has 2,000,000 shares, $.10 par value, of preference stock authorized, none of which was issued and outstanding at July 31, 1997.

Note 11 - Industry Segments

The Company operates in two industry segments, NordicTrack and Smith & Hawken. NordicTrack sells physical fitness exercise products. The Smith & Hawken segment currently includes only Smith & Hawken which sells gardening related products. Prior to April 28, 1996, the Smith & Hawken segment included The Nature Company and Hear Music, in addition to Smith & Hawken, and sold nature, music and gardening related items.

Britches of Georgetowne is treated as a discontinued operation in the following industry segment information and in the accompanying consolidated financial statements.


                                                              Year Ended July 31,
-------------------------------------------------------------------------------------------
                                                      1997            1996             1995
-------------------------------------------------------------------------------------------
Net Sales:
   NordicTrack                               $ 267,740,000   $ 368,151,000    $ 504,105,000
   Smith & Hawken                               73,575,000     176,754,000      208,508,000
-------------------------------------------------------------------------------------------
                                             $ 341,315,000   $ 544,905,000    $ 712,613,000
===========================================================================================
Operating Income (Loss):
   NordicTrack                              ($  58,641,000) ($  72,609,000)   $  46,284,000
   Smith & Hawken (Note 4)                       2,008,000     (47,691,000)     (13,224,000)
-------------------------------------------------------------------------------------------
                                               (56,633,000)   (120,300,000)      33,060,000
Interest, Corporate and
   Other Expenses                               (4,298,000)    (10,984,000)      (7,651,000)
--------------------------------------------------------------------------------------------
                                            ($  60,931,000)  ($131,284,000)   $  25,409,000
===========================================================================================
Identifiable Assets at July 31:
   NordicTrack                               $  88,294,000   $ 138,431,000    $ 137,113,000
   Smith & Hawken                               43,744,000      45,898,000      131,653,000
   Discontinued Operations                              --              --       34,314,000
   Corporate and Other                          14,298,000      29,022,000       37,001,000
-------------------------------------------------------------------------------------------
                                             $ 146,336,000   $ 213,351,000    $ 340,081,000
===========================================================================================
Depreciation and Amortization:
   NordicTrack                               $  11,277,000   $  11,369,000    $   9,949,000
   Smith & Hawken                                2,800,000      12,412,000       12,879,000
   Discontinued Operations                              --       4,454,000        7,316,000
   Corporate and Other                             753,000         503,000          579,000
-------------------------------------------------------------------------------------------
                                             $  14,830,000   $  28,738,000    $  30,723,000
===========================================================================================
Capital Expenditures:
   NordicTrack                               $   4,523,000   $   7,551,000    $  11,941,000
   Smith & Hawken                                1,403,000      12,459,000       16,178,000
   Discontinued Operations                              --       1,536,000        8,079,000
   Corporate and Other                               5,000           9,000           93,000
-------------------------------------------------------------------------------------------
                                             $   5,931,000   $  21,555,000    $  36,291,000
===========================================================================================

                                                                     Schedule II

                        CML GROUP, INC. and SUBSIDIARIES
                        VALUATION and QUALIFYING ACCOUNTS


                                              Balance at            Charged                                Balance
                                               Beginning           to Costs                                at End
             Description                        of Year          and Expenses        Deductions            of Year
             -----------                      ----------         ------------        ----------            -------
Allowance for Doubtful Accounts Receivable:

     Year Ended July 31, 1995                 $1,402,000          $6,734,000          $5,995,000          $2,141,000

     Year Ended July 31, 1996                  2,141,000           4,652,000           3,305,000           3,488,000

     Year Ended July 31, 1997                  3,488,000           1,553,000           2,335,000           2,706,000

Allowance for Doubtful Notes Receivable:

     Year Ended July 31, 1995                    $54,000           $     ---             $45,000              $9,000

     Year Ended July 31, 1996                      9,000                 ---                 ---               9,000

     Year Ended July 31, 1997                      9,000                 ---               3,000               6,000

Accrual for Loss on Disposals:

     Year Ended July 31, 1995                 $4,489,000         $40,988,000         $39,201,000          $6,276,000

     Year Ended July 31, 1996                  6,276,000          54,847,000          58,416,000           2,707,000

     Year Ended July 31, 1997                  2,707,000                 ---           2,707,000                 ---

Income Tax Valuation Allowance:

     Year Ended July 31, 1995                 $3,004,000         $   518,000           $     ---          $3,522,000

     Year Ended July 31, 1996                  3,522,000           4,261,000                 ---           7,783,000

     Year Ended July 31, 1997                  7,783,000             446,000                 ---           8,229,000

                                  EXHIBIT INDEX

                                                                                               Page No.
                                                                                               --------
2(a)       --       Stock Purchase Agreement dated as of April 11, 1996 among
                    Britches of Georgetowne, Inc., the Company, Britches
                    Acquisition Corp. and Damrak Company Limited is incorporated herein by reference to Exhibit 2 to the Company's Current
                    Report on Form 8-K filed April 29, 1996.                                      --

2(b)       --       Asset Purchase and Sale Agreement dated as of June 6, 1996 by and among the Company, The Nature Company, The Nature
                    Company International, Inc. and Nordic Advantage of Ontario,
                    Discovery Communications, Inc. and The Discovery Channel
                    Store, Inc. is incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed June 21,
                    1996.                                                                         --

3(a)       --       Restated Certificate of Incorporation, as amended, of the
                    Company is incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed
                    December 11, 1992 (File No. 33-55660).                                        --

3(b)       --       By-Laws, as amended, of the Company are incorporated herein by reference to Exhibit 3.2 to the Company's Registration
                    Statement on Form S-8 filed January 23, 1992 (File No.
                    33-45073).                                                                    --

4(a)       --       Specimen certificate for shares of Common Stock of the
                    Company is incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (File No.
                    2-86828).                                                                     --

4(b)       --       Form of Rights Certificate is incorporated herein by
                    reference to Exhibit B to Exhibit 1 to the Company's Form
                    8-A filed July 13, 1988.                                                      --

4(c)       --       Rights Agreement, dated as of June 28, 1988, between the
                    Company and The First National Bank of Boston is
                    incorporated herein by reference to Exhibit 1 to the
                    Company's Form 8-A filed July 13, 1988, as amended by the
                    Company's Form 8 filed August 5, 1988.                                        --

4(d)       --       Specimen certificates for the Company's 5-1/2% Convertible
                    Subordinated Debentures Due 2003 are incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report
                    on Form 10-Q filed March 16, 1993.                                            --

                                                                                               Page No.
                                                                                               --------
4(e)       --       Terms of the Company's 5-1/2% Convertible Subordinated
                    Debentures Due 2003 are incorporated herein by reference to
                    Exhibit A to Exhibit 19.2 to the Company's Quarterly Report
                    on Form 10-Q filed March 16, 1993.                                            --

*10(a)     --       1982 Stock Option Plan, as amended, and Forms of Option
                    Agreements are incorporated herein by reference to Exhibit
                    10(y) to the Company's Registration Statement on Form S-1
                    (File No. 2-86828).                                                           --

*10(b)     --       Amendment to Section 18 of the 1982 Stock Option Plan, dated
                    October 7, 1987, is incorporated herein by reference to
                    Exhibit 10(g) to the Company's Annual Report on Form 10-K
                    filed October 28, 1988.                                                       --

*10(c)     --       Amendment to Section 5(a) of the 1982 Stock Option Plan,
                    dated December 5, 1991, is incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K
                    filed October 21, 1992, as amended by the Company's Form 8
                    filed October 28, 1992.                                                       --

10(d)      --       Revolving Credit Agreement dated as of April 17, 1996 and
                    amended and restated as of August 28, 1997 among the
                    Company, NordicTrack, Inc., Nordic Advantage, Inc. and Smith
                    & Hawken, Ltd., as Borrowers, and The First National Bank of
                    Boston and the other Lending Institutions listed on
                    Schedule 1 thereto, as Lenders.                                               --

*10(e)     --       Amended and Restated Employment and Consulting Agreement,
                    dated as of September 14, 1989, among the Company, P.S.I.
                    NordicTrack, Inc. and Edward A. Pauls is incorporated herein by reference to Exhibit 10(w) to the Company's Annual Report
                    on Form 10-K filed October 30, 1989.                                          --

*10(f)     --       Amended and Restated Employment and Consulting Agreement,
                    dated as of September 14, 1989, among the Company, P.S.I.
                    NordicTrack, Inc. and Florence Pauls is incorporated herein by reference to Exhibit 10(x) to the Company's Annual Report
                    on Form 10-K filed October 30, 1989.                                          --

                                                                                               Page No.
                                                                                               --------
*10(g)     --       1987 Employees' Severance Benefit Plan, dated October 7,
                    1987, is incorporated herein by reference to Exhibit 10(bb)
                    to the Company's Annual Report on Form 10-K filed October
                    28, 1988.                                                                     --

*10(h)     --       1991 Stock Option Plan and Forms of Option Agreements are
                    incorporated herein by reference to Exhibit 10(m) to the
                    Company's Annual Report on Form 10-K filed October 21, 1992,
                    as amended by the Company's Form 8 filed October 28, 1992.                    --

*10(i)     --       Form of Split Dollar Life Insurance Policy for the Benefit
                    of Certain Executive Officers is incorporated herein by
                    reference to Exhibit 10(n) to the Company's Annual Report on
                    Form 10-K filed October 21, 1992, as amended by the
                    Company's Form 8 filed October 28, 1992.                                      --

*10(j)     --       1993 Director Option Plan is incorporated herein by
                    reference to Exhibit 10(n) to the Company's Annual Report on
                    Form 10-K filed October 29, 1993.                                             --

*10(k)     --       1993 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on
                    Form 10-K filed October 29, 1993.                                             --

 10(l)     --       Subscription Agreement, dated as of January 12, 1993, among the Company, Lehman Brothers International (Europe),
                    Deutsche Bank A.G. London, Lombard Odier International
                    Underwriters, S.A., Swiss Bank Corporation and S.G. Warburg
                    Securities is incorporated herein by reference to Exhibit
                    19.1 to the Company's Quarterly Report on Form 10-Q filed
                    March 16, 1993.                                                               --

 10(m)     --       Fiscal Agency Agreement, dated as of January 20, 1993,
                    between the Company and Chemical Bank is incorporated herein by reference to Exhibit 19.2 to the Company's Quarterly
                    Report on Form 10-Q filed March 16, 1993.                                     --

 10(n)     --       1996 Director Option Plan is incorporated herein by
                    reference to Exhibit 10(a) to the Company's Quarterly Report
                    on Form 10-Q filed March 12, 1996.                                            --

 10(o)     --       1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(b) to the Company's Quarterly Report
                    on Form 10-Q filed March 12, 1996.                                            --

*10(p)     --       Form of Agreement Concerning Qualified Termination                            --

                                                                                               Page No.
                                                                                               --------
11         --       Statement Regarding Computation of Fully Diluted Earnings
                    Per Share.                                                                    52

21         --       Subsidiaries of the Registrant.                                               53

23         --       Consent of Deloitte & Touche LLP.                                             54

27         --       Financial Data Schedule.                                                      55

* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.