Form 10-Q
period 1997-11-01
CML GROUP INC
filed 1997-12-16
CIK 729576

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997

                                                        OR

[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

Commission file number 0-12628

                                 CML GROUP, INC.
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                                       04-2451745
(State of Incorporation)                    (IRS Employer Identification Number)


524 Main Street, Acton, Massachusetts                                      01720
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code:               (978) 264-4155

                                 Not Applicable
                 (Former name, former address and former fiscal
                       year if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common stock:
49,886,946 shares of common stock, $.10 par value, as of December 11, 1997.

                        CML GROUP, INC. AND SUBSIDIARIES


                                    Form 10-Q



                                      Index


                                                                           Page

Part I:   Financial Information

          Item 1:  Financial Statements

                   Consolidated Condensed Balance Sheets
                   as of November 1, 1997 and July 31, 1997                3 - 4

                   Consolidated Condensed Statements of Operations
                   for the three-month periods ended
                   November 1, 1997 and November 2, 1996                     5

                   Consolidated Condensed Statements of Cash
                   Flows for the three-month periods ended
                   November 1, 1997 and November 2, 1996                     6

                   Notes to Consolidated Condensed Financial Statements   7 - 11

          Item 2:  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                   12 - 17

Part II:  Other Information

          Item 1:  Legal Proceedings                                        18

          Item 6:  Exhibits and Reports on Form 8-K                         18

          Signatures                                                        18

          Exhibit Index                                                     19

                          Part I: FINANCIAL INFORMATION


Item 1.  Financial Statements


                         CML GROUP, INC. & SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                 (In thousands)


                                     ASSETS


                                            November 1, 1997               July 31, 1997
                                            ----------------               -------------
Current assets:
    Cash and cash equivalents                    $       725                  $    4,359
    Accounts receivable, net                          12,294                       8,151
    Inventories:
       Raw materials                                   2,082                       1,971
       Work in process                                 1,025                         836
       Finished goods                                 36,755                      31,115
                                                      ------                      ------

          Total inventories                           39,862                      33,922
    Deferred income taxes                              3,903                       3,903
    Other current assets                              10,849                       8,479
                                                      ------                       -----

          Total current assets                        67,633                      58,814
                                                      ------                      ------

Property, plant and equipment, at cost:
     Land and buildings                               19,389                      19,404
     Machinery and equipment                          46,456                      45,257
     Leasehold improvements                           30,413                      30,020
                                                      ------                      ------

                                                      96,258                      94,681
     Less accumulated depreciation                   (49,722)                    (46,223)
                                                      ------                      ------

                                                      46,536                      48,458
                                                      ------                      ------

Goodwill                                               8,486                       8,546
Deferred income taxes                                 31,426                      24,412
Other assets                                           6,030                       6,106
                                                       -----                       -----

                                                    $160,111                    $146,336
                                                    ========                    ========

                 See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                     (In thousands except share information)


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                       November 1, 1997       July 31, 1997
                                                       ----------------       -------------
Current liabilities:
    Current portion of long-term debt                      $     36               $      35
    Revolving line of credit                                 20,800                      --
    Accounts payable                                         16,519                  10,839
    Accrued compensation                                      4,356                   4,339
    Accrued advertising                                       2,828                   1,514
    Accrued insurance                                         4,372                   4,544
    Accrued lease termination costs                           1,991                   2,587
    Other accrued expenses                                   25,452                  25,261
                                                             ------                  ------

    Total current liabilities                                76,354                  49,119
                                                             ------                  ------

Noncurrent liabilities:
    Long-term debt                                              239                     245
    Convertible subordinated debentures                      41,593                  41,593
    Other noncurrent liabilities                              9,642                   9,651
                                                              -----                   -----

    Total noncurrent liabilities                             51,474                  51,489
                                                             ------                  ------

Stockholders' equity:
    Common stock, par value $.10 per share
       Authorized - 120,000,000 shares
       Issued - 52,771,982 shares and
          52,738,268 shares                                   5,277                   5,274
    Additional paid-in capital                               80,621                  80,654
    Accumulated deficit                                     (17,266)                (3,642)
                                                            -------                 ------

                                                             68,632                  82,286
    Less treasury stock, at cost, 2,884,724 shares
    and 2,901,401 shares                                    (36,349)                (36,558)
                                                             ------                  ------

                                                             32,283                  45,728
                                                             ------                  ------

                                                           $160,111                $146,336
                                                           ========                ========

       See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                Consolidated Condensed Statements of Operations
                        (In thousands except share data)


For the periods ended November 1, 1997
and November 2, 1996

                                                                           Three Months
                                                                    ------------------------
                                                                       1997             1996
                                                                       ----             ----
Net sales                                                           $57,570          $66,958
                                                                    -------          -------
Less costs and expenses:
      Cost of goods sold                                             31,141           29,371
      Selling, general and administrative expenses                   46,114           58,623
      Interest expense                                                  958              461
                                                                        ---              ---

                                                                     78,213           88,455
                                                                     ------           ------

Loss before income tax benefit                                     (20,643)         (21,497)
Income tax benefit                                                  (7,019)          (7,846)
                                                                    ------           ------

Net loss                                                          ($13,624)        ($13,651)
                                                                  ========         ========


Loss per share:                                                     ($0.27)          ($0.27)
                                                                    ======           ======

Weighted average number of shares outstanding                    49,955,237       49,812,211


            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES

                 Consolidated Condensed Statements of Cash Flows
                                 (In thousands)


                                                                     For the Three Months Ended
                                                                     --------------------------
                                                              November 1, 1997       November 2, 1996
                                                              ----------------       ----------------
Cash flows from operating activities:
    Net loss                                                      ($13,624)              ($13,651)
                                                                  --------               --------

    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Depreciation and amortization                              3,487                  3,555
          Loss on disposal of property, plant and equipment             72                    604
          (Increase) decrease in working capital items              (6,063)                31,732
          Increase in other assets                                  (7,083)                   (88)
          Decrease in other noncurrent liabilities                      (9)                   (11)
                                                                  --------               --------

    Total adjustments                                               (9,596)                35,792
                                                                  --------               --------

    Net cash provided by (used in) operating activities            (23,220)                22,141
                                                                   --------               -------

Cash flows from investing activities:
    Additions to property, plant and equipment                      (1,369)                (1,542)
    Net proceeds from the sale of businesses held for sale              --                  3,871
    Reductions in notes receivable                                      42                      4
                                                                  --------               --------

    Net cash provided by (used in) investing activities             (1,327)                 2,333
                                                                  --------               --------

Cash flows from financing activities:
    Decrease in long-term debt                                          (5)                    (3)
    Increase in revolving line of credit                            20,800                     --
    Dividends paid                                                      --                   (497)
    Exercise of stock options                                          118                    281
                                                                  --------               --------

    Net cash provided by (used in) financing activities             20,913                   (219)
                                                                  --------               --------

Net increase (decrease) in cash and cash equivalents
    during the period                                               (3,634)                24,255
Cash and cash equivalents at the beginning of the period             4,359                 17,673
                                                                  --------               --------

Cash and cash equivalents at the end of the period                $    725               $ 41,928
                                                                  ========               ========



            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                 (In thousands)

Note 1

The accompanying Consolidated Condensed Financial Statements and Notes should be read in conjunction with the financial statements contained in the Annual Report on Form 10-K of CML Group, Inc. (the "Company"). In the opinion of the Company's management, the accompanying Consolidated Condensed Financial Statements include all adjustments necessary for a fair presentation of the results of the interim periods presented and all such adjustments are of a normal recurring nature. The retail industry is seasonal in nature and the results of operations for the interim periods presented may not be indicative of the results for a full year.

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

The Company's fiscal year ends on July 31; references to fiscal 1998 and fiscal 1997 refer to the fiscal years ended July 31, 1998 and July 31, 1997, respectively.

Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 presentation.

Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" are effective for financial statements issued for periods ending after December 15, 1997. Adoption of these statements is not expected to have a material effect on reported earnings per share or the consolidated financial statements.

Note 2 - Management's Plan

The Company incurred a loss of $13.6 million during the first quarter of fiscal 1998. The Company incurred a loss of $40.2 million in fiscal 1997, including a loss of $13.7 million in the first quarter of fiscal 1997. The first quarter losses were primarily due to operating losses at NordicTrack and Smith & Hawken. The loss in fiscal 1997 was primarily due to operating losses at NordicTrack resulting from the significant decrease in sales of aerobic exercise products, including cross-country skiers, non-motorized treadmills and riders, partially offset by lower operating costs. In addition, the Company is subject to contingent liabilities discussed in Note 4.

The Company's fiscal 1998 financial performance depends to a significant extent on NordicTrack's ability to increase sales and control costs. In October 1997, NordicTrack introduced the Ellipse(TM), a new aerobic exercise product which utilizes a floating crank mechanism to provide a smooth, quiet elliptical motion. In addition, NordicTrack has announced plans to introduce two new strength-training products, a new spot-toning product and a re-designed line of motorized treadmills. The Company also initiated a series of cost reduction programs in fiscal 1997 and 1996 which management believes will result in improved cost control.

The Company's future financial performance will depend upon its ability to purchase goods and services on credit and to borrow funds under its revolving credit agreement. If necessary, the Company may need to raise additional funds through the sale of assets or through public or private financing transactions or both.

Ultimately, the Company's ability to meet its obligations as they become due depends in large part upon achieving operating profitability, access to credit to purchase goods and services, successful introduction of new products and effective cost control programs.

Note 3 - Long-term Debt

Consolidated long-term debt is summarized as follows:


                                          November 1, 1997             July 31, 1997
                                          ----------------             -------------
Note payable                                          $228                      $233
Obligations under capital leases                        47                        47
                                                        --                        --

                                                       275                       280
Less current portion                                   (36)                      (35)
                                                        --                        --

Long-term debt                                        $239                      $245
                                                      ====                      ====

Borrowings outstanding under the Company's revolving line of credit have been classified as current liabilities in the accompanying Consolidated Condensed Balance Sheets because of the annual paydown provision in the credit agreement.

Note 4 - Contingencies

         Litigation

         NordicTrack is named as the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York and subsequently transferred to the United States District Court for the District of Minnesota on January 30, 1997. The named plaintiffs, Elissa Crespi and John Lucien Ware, Jr., allege in the Consolidated Complaint that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. The named plaintiffs assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the State of New York General Business Law. The named plaintiffs also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On September 2, 1997, the named plaintiffs filed a motion to remand the case to state court in New York, which NordicTrack opposed. Subsequently, the parties reached an agreement-in-principle concerning the general terms and conditions of a settlement of the case. The parties are presently in the process of negotiating an acceptable written settlement agreement, and the Court has directed the parties to schedule a hearing at which the Court will consider, among other things, whether to approve the proposed class settlement. Management believes the contemplated settlement will not have a material adverse impact on the Company's business, financial condition and results of operations. The Company can give no assurance at this time that the parties will be successful in negotiating a mutually acceptable written settlement agreement or that any settlement will ultimately receive court approval.

         NordicTrack is the defendant in a lawsuit in the United States District Court for the District of Minnesota which commenced on August 12, 1996. In this action, the plaintiff, Precise Exercise Equipment ("Precise"), alleges that NordicTrack misappropriated trade secrets regarding Precise's abdominal exercise product and further breached a noncompetition agreement. While NordicTrack is vigorously defending against the allegations and believes it has meritorious defenses to Precise's claims, at this stage of the lawsuit the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of unfavorable outcomes.

         In a complaint dated September 30, 1997, filed by Precor Incorporated ("Precor") in the United States District Court for the Western District of Washington at Seattle, Precor alleges that the manufacture, offering for sale and sale by NordicTrack of its exercisers marketed under the Ellipse(TM) trademark infringe a United States patent which Precor has licensed from the inventor, Larry Miller (the "Miller Patent"). The technology used in NordicTrack's Ellipse(TM) exerciser is licensed by NordicTrack from a third party, and the Company believes that NordicTrack's products do not infringe the Miller Patent. While NordicTrack believes it has meritorious defenses to the complaint and intends to vigorously defend against the allegations, this lawsuit is in its earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of an unfavorable outcome.

         The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such other legal proceedings will not have a material adverse impact on the Company's business, financial condition and results of operations.

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

         The EPA expended approximately $1.4 million for the removal phase of the site cleanup, which has now been completed. The EPA had estimated that the removal costs would exceed $3.0 million, but only a small portion of the solid waste removed from the site was ultimately identified as hazardous waste. Therefore, the EPA's actual response costs for the removal phase were less than it originally estimated. The EPA implemented the groundwater phase of the cleanup, which the EPA originally estimated would cost approximately $4.0 million.

         The Company believes that the EPA's estimated cost for cleanup, including the proposed remedial actions, is excessive and involves unnecessary actions. In addition, a portion of the proposed remedial cost involves cleanup of the adjoining property that is not owned by the Company or any of its affiliates. Therefore, the Company believes it is not responsible for that portion of the cleanup costs. The Company has reserves and insurance coverage (from its primary insurer) for environmental liabilities at the site in the amount of approximately $2.3 million. The Company also believes that it is entitled to additional insurance from its excess insurance carriers. However, if excess liability coverage is not available to the Company and the ultimate liability substantially exceeds the primary insurance amount and reserves, the liability would have a material adverse effect upon the Company's business, financial condition and results of operations for the period in which the resolution of the claim occurs.

         In June 1992, the EPA notified the Company that it may be liable for the release of hazardous substances by the Company's former Boston Whaler subsidiary at a hazardous waste treatment and storage facility in Southington, Connecticut. The EPA has calculated the Company's volumetric contribution at less than two-tenths of one percent. Because complete cleanup cost estimates for the site are not yet available, an accurate assessment of the Company's likely range of liability cannot be made. Accordingly, the impact on the Company's business, financial condition and results of operations is not presently determinable.

         Tax Matters

         The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS has indicated that it intends to mail an official assessment notice shortly proposing certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43.0 million made to the former owners of NordicTrack (acquired in June 1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $8.2 million. The net federal tax due relating to the proposed adjustments approximates $16.2 million, excluding interest.

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

         As of November 1, 1997, the Company had net deferred tax assets of $35.3 million. The Company believes that it will generate sufficient future taxable income, either through operations or the sale of assets, to realize the net deferred tax assets prior to expiration of any net operating losses. Net operating losses currently may be carried forward for up to 15 taxable years. There can be no assurance, however, that the Company will generate any specific level of earnings or that it will be able to realize any particular level of its net deferred tax assets in future periods. If the Company is unable to generate sufficient taxable income in the future through operating results or the sale of assets, increases in the tax valuation allowance will be required, resulting in a charge to earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

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

The Company operates in two industry segments NordicTrack and Smith & Hawken. NordicTrack designs, sources, manufactures and markets physical fitness and exercise equipment and other health-related products through direct response advertising in print, on television and on the Internet; through specialty stores and kiosks operated by its wholly-owned subsidiary, Nordic Advantage; and, beginning in fiscal 1998, to wholesale customers. Smith & Hawken markets fine gardening tools, clothing, furniture, plants and accessories through its catalogs and specialty retail stores.


Financial Condition

Stockholders' equity was $32.3 million at November 1, 1997, a decrease of $13.4 million from July 31, 1997, primarily due to the net loss of $13.6 million during the first quarter of fiscal 1998. A working capital deficit of $8.7 million existed at November 1, 1997 compared with working capital of $9.7 million at July 31, 1997. The change in working capital was primarily due to the use of the revolving bank line of credit to finance operations and an increase in wholesale receivables. During the first quarter of fiscal 1998, inventories also increased by $5.9 million in anticipation of the winter and holiday selling seasons which were financed primarily by a $5.7 million increase in accounts payable. During the first quarter of fiscal 1998, the Company invested approximately $1.4 million in property, plant and equipment. The Company had approximately $0.7 million of cash and cash equivalents as of November 1, 1997 and $20.8 million of advances and $4.1 million of letters of credit outstanding under its senior revolving credit facility. Unused borrowing and letter of credit capacity under the revolving credit facility was approximately $12.9 million at November 1, 1997.

The Company believes that internally generated funds, available bank lines of credit and proceeds from the sale of assets or securities or obtained through public or private financing transactions will be sufficient to meet its operating needs and anticipated capital expenditures for fiscal 1998. If the Company is unable to achieve its fiscal 1998 business plan, the Company would require significant additional funds to continue its ongoing operations, and if such funds are not available when needed, the Company may be required to curtail or sell parts of its businesses.

Results of Operations

During the first quarter of fiscal 1998, net sales decreased 14.0% to $57.6 million from $67.0 million in the first quarter of fiscal 1997 primarily due to lower NordicTrack sales offset, in part, by higher sales at Smith & Hawken. The Company incurred a net loss of $13.6 million in the first quarter of fiscal 1998 compared with a net loss of $13.7 million during the same period of fiscal 1997. The reduction in the net loss for the quarter occurred despite lower sales and gross margins and was primarily due to lower selling, general and administrative expenses.

Retail sales for the first quarter of fiscal 1998 decreased 11.5% to $32.5 million from $36.7 million in the first quarter of fiscal 1997 primarily due to lower retail sales at NordicTrack which were offset in part by higher retail and comparable-store sales at Smith & Hawken. Direct response and mail order sales in the first quarter of fiscal 1998 decreased $9.7 million to $20.6 million, or 32.1% below the first quarter of fiscal 1997, due to lower direct response sales at NordicTrack. Mail order sales at Smith & Hawken increased during the first quarter of fiscal 1998 compared with the same period in fiscal 1997. Wholesale sales were $4.5 million during the first quarter of fiscal 1998, or 7.9% of total sales for the period.

Cost of goods sold as a percentage of net sales increased from 43.9% in the first quarter of fiscal 1997 to 54.1% in the first quarter of fiscal 1998 due to increases at both NordicTrack and Smith & Hawken. The increase in cost of goods sold as a percentage of net sales at NordicTrack was primarily due to reduced margins on cross-country skiers, non-motorized treadmills, and abdominal and rider products, each of which experienced lower sales; higher sales of lower-margined products, including motorized treadmills; and discounts to suppliers related to the wholesale distribution channel for NordicTrack's products. The effects of these changes were partially offset by lower cost of goods sold as a percentage of net sales from sales of UltraLift(TM), NordicTrack's strength-training machine, and NordicTrack's new elliptical line of products introduced in October 1997. Smith & Hawken's cost of goods sold as a percentage of net sales increased during the first quarter of fiscal 1998 primarily due to higher markdowns and increased freight costs.

Selling, general and administrative expenses decreased as a percentage of sales from 87.6% in the first quarter of fiscal 1997 to 80.1% in the first quarter of fiscal 1998. As a result of improved cost controls, selling, general and administrative expenses at NordicTrack and Smith & Hawken decreased as a percentage of net sales. NordicTrack's improvement occurred despite declining comparable-store sales and reflects the lower selling costs associated with wholesale sales.

The Company incurred net interest expense of $1.0 million,or 1.7% of net sales, in the first quarter of fiscal 1998 compared with $0.5 million, or 0.7% of net sales, in the first quarter of fiscal 1997.

     The Company's income tax benefit as a percentage of pre-tax loss decreased to 34.0% in the first quarter of fiscal 1998 from 36.5% for the first quarter of fiscal 1997. The income tax benefit recorded by the Company represents the benefit it expects to realize upon utilization of tax loss carryforwards. As of November 1, 1997, the Company had net deferred tax assets of $35.3 million. The Company believes that it will generate sufficient future taxable income, either through operations or the sale of assets, to realize the net deferred tax assets prior to expiration of any net operating losses. Net operating losses currently may be carried forward for up to 15 taxable years. There can be no assurance, however, that the Company will generate any specific level of earnings or that it will be able to realize any particular level of its net deferred tax assets in future periods. If the Company is unable to generate sufficient taxable income in the future through operating results or the sale of assets, increases in the tax valuation allowance will be required, resulting in a charge to earnings.

During the first quarter of fiscal 1998, NordicTrack's sales decreased $11.0 million to $43.4 million, or 20.2%, compared with the comparable period of fiscal 1997. The cross-country skier, AbWorks(TM) and rider products experienced sales declines during the first quarter of fiscal 1998 which were partially offset by increased sales of the UltraLift(TM) strength-training machine, motorized treadmills and the recently introduced Ellipse(TM). Approximately 57.2% and 54.8% of NordicTrack's net sales in the first quarter of fiscal 1998 and fiscal 1997, respectively, were accounted for by sales at its Nordic Advantage subsidiary, which operates retail stores and mall kiosks. Nordic Advantage's sales decreased from $29.8 million in the first quarter of fiscal 1997 to $24.8 million in the first quarter of fiscal 1998 primarily due to a 17.3% decline in comparable-store sales and a decrease in the number of mall kiosks. At the end of the first quarter of fiscal 1998, Nordic Advantage operated 117 retail stores and 114 mall kiosks compared with 129 retail stores and 192 mall kiosks open at the end of the first quarter of fiscal 1997. In the first quarter of fiscal 1998, direct response sales decreased $10.5 million to $14.0 million, or 42.9%, compared with the similar period in fiscal 1997. The wholesale distribution channel, which was established in fiscal 1998, had sales of $4.5 million, or 10.4% of total NordicTrack net sales, during the first quarter of fiscal 1998.

Smith & Hawken's net sales increased $1.6 million, or 12.7%, to $14.2 million during the first quarter of fiscal 1998 compared with the same period of fiscal 1997. Retail sales for the first quarter of fiscal 1998 increased $0.8 million, or 11.2%, to $7.6 million, including a comparable-store sales increase of 9.4%, compared with retail sales results for the first quarter of fiscal 1997. Smith & Hawken operated 25 stores at the end of the first quarter of fiscal 1998 compared with 24 stores at the end of the first quarter of fiscal 1997. In the first quarter of fiscal 1998, Smith & Hawken had mail order sales of $6.5 million, an increase of $0.8 million, or 14.4%, over the comparable period of fiscal 1997.

Certain Factors That May Affect Future Results

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

         Recent Operating Losses
         The Company incurred losses from continuing operations during the first quarter of fiscal 1998 and during fiscal 1997, including the first quarter, and there can be no assurance that the Company will not continue to incur losses from continuing operations in the future. Continued net losses would affect the Company's cash position and could require the Company to reduce certain expenditures, including without limitation expenditures for advertising and inventory, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, if the Company continues to have net losses in the future, the Company may be unable to realize the benefit of the net deferred tax assets discussed in Note 4 of Notes to Consolidated Condensed Financial Statements which could result in a charge to earnings.

         Available Funds
         The Company's future financial performance will also depend on its ability to purchase goods and services on credit and to borrow funds under its revolving credit agreement. If the Company is unable to purchase goods and services on credit or the Company's lenders do not provide the Company with favorable credit arrangements, the Company may need to seek additional funds from other parties. There can be no assurance, however, that the Company would be able to obtain any such third-party funding or obtain such funding on terms as favorable as those offered by its current lender. Also, in the event the Company elects to raise additional funds through the sale of assets or securities or both, the Company may not be able to complete such sales in a timely manner or on terms favorable to the Company.

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

         NordicTrack competes with several companies which design, manufacture and distribute physical fitness and exercise equipment, have greater financial resources and offer a greater selection of products. During the past several years, NordicTrack's competitors have introduced several new and competitive products at competitive prices which have adversely affected NordicTrack's revenues and profits. The future success of NordicTrack depends in part upon its ability to introduce new and competitive products successfully, on a timely basis and at competitive prices. The failure of NordicTrack to successfully compete with its competitors could materially adversely affect the Company's business, financial condition and results of operations.

         Many of the competitors of Smith & Hawken are larger companies with greater financial resources, a greater selection of merchandise and nationwide distribution, including a large number and wide variety of specialty retail stores, discount stores and department stores. Smith & Hawken also competes with mail order catalogs that sell gardening-related merchandise and independent garden stores and plant nurseries in towns and cities throughout the United States. The failure of Smith & Hawken to successfully compete with these companies could adversely affect the Company's business, financial condition and results of operations.

         New Products
         Several new and enhanced products were introduced by the Company in fiscal 1997 and a new line of elliptical products was introduced by NordicTrack in the first quarter of fiscal 1998. The Company's future financial performance will depend on the continued market acceptance of the Company's existing products and the successful development, introduction and customer acceptance of new and enhanced products. If these products do not receive favorable market acceptance, the Company's future operating results would be adversely affected. There can be no assurance that the Company will be successful in developing new products and marketing its existing or new products.

         New Management Team
         The Company replaced a number of key executives at NordicTrack. There can be no assurance, however, that the new personnel will be able to successfully increase revenues or reduce costs at NordicTrack in the future.

         Seasonality
         The Company's businesses are seasonal, with significant amounts of retail sales in the second and third quarters of the Company's fiscal year. The Company expects this seasonality to continue in the future. Because of this seasonality, the Company's revenues and earnings have fluctuated and will continue to fluctuate from quarter to quarter.

         Advertising and Marketing Programs
         The Company's success in the markets in which it competes depends in part upon the effectiveness of advertising and marketing programs of the Company and its ability to successfully manage its advertising in-house. The inability of the Company to periodically design and successfully execute new and effective advertising and marketing programs could adversely affect the Company's business, financial condition and results of operations.

         Cost Reduction Programs
         In the first quarter of fiscal 1998 and during fiscal 1997, the Company was able to significantly reduce its operating costs as net sales decreased. There can be no assurance, however, that the Company will be able to further reduce operating costs if sales decline in the future.

         In addition, postage expenses associated with mailing catalogs and shipping charges associated with acquiring and distributing products and merchandise to customers are significant factors in the operation of the Company's businesses. Increases in postage or shipping costs, or disruptions in delivery and shipping services, could adversely affect the Company's business, financial condition and results of operations.

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

         Tax Matters
         The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS has indicated that it intends to mail an official assessment notice shortly proposing certain adjustments which, if sustained by the IRS, would result in a tax deficiency for the years under examination. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43.0 million made to the former owners of NordicTrack (acquired in June 1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $8.2 million. The net federal tax due relating to the proposed adjustments approximates $16.2 million, excluding interest.

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

         Year 2000 Software Issues
         The Company has begun to review the implications of year 2000 compliance and has taken steps designed to ensure that the Company's computer systems and applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

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

                                                 CML GROUP, INC.
                                                 ---------------
                                                 (Registrant)

Date:  December 16, 1997                         /s/Paul J. Bailey
       -----------------                         -----------------
                                                 Paul J. Bailey
                                                 Controller
                                                 Principal Accounting Officer

                                  EXHIBIT INDEX


                                                                        Page No.

11 --  Statement Regarding Computation of Earnings (Loss) Per Share           20

27 --  Financial Data Schedule                                                21