Form 10-Q
period 1998-01-31
CML GROUP INC
filed 1998-03-17
CIK 729576

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM         TO
                              ---------  ---------

Commission file number 0-12628
                       -------

                               CML GROUP, INC.
            ------------------------------------------------------
            (Exact Name of Registrant as Specified in its Charter)

         Delaware                                      04-2451745
-----------------------                   ------------------------------------
(State of Incorporation)                  (IRS Employer Identification Number)

524 Main Street, Acton, Massachusetts                      01720
-------------------------------------                   -----------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (978) 264-4155
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

Number of shares outstanding of each of the issuer's classes of common stock:
49,925,069 shares of common stock, $.10 par value, as of March 12, 1998.


===============================================================================

                        CML GROUP, INC. AND SUBSIDIARIES

                                    Form 10-Q

                                      INDEX

                                                                            PAGE

Part I:  Financial Information

         Item 1:  Financial Statements

                  Consolidated Condensed Balance Sheets
                  as of January 31, 1998 and July 31, 1997                 3 - 4

                  Consolidated Condensed Statements of
                  Operations for the three-month and six-month
                  periods ended January 31, 1998 and February 1, 1997          5

                  Consolidated Condensed Statements of Cash Flows
                  for the six-month periods ended January 31, 1998
                  and February 1, 1997                                         6

                  Notes to Consolidated Condensed Financial
                  Statements                                              7 - 13

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations          14 - 22

Part II: Other Information

         Item 1: Legal Proceedings                                            23

         Item 4: Submission of Matters to a Vote of Security Holders          23

         Item 6: Exhibits and Reports on Form 8-K                             24

         Signatures                                                           24

         Exhibit Index                                                        25

                          Part I: FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                         CML GROUP, INC. & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                    ASSETS

                                     JANUARY 31, 1998          JULY 31, 1997
                                     ----------------          -------------
Current assets:
   Cash and cash equivalents                $     445              $   4,359
   Accounts receivable, net                    11,678                  8,151
   Inventories:
     Raw materials                              1,208                  1,971
     Work in process                            1,020                    836
     Finished goods                            37,767                 31,115
                                            ---------              ---------
       Total inventories                       39,995                 33,922
   Deferred income taxes                        2,202                  3,903
   Other current assets                         9,028                  8,479
                                            ---------              ---------
       Total current assets                    63,348                 58,814
                                            ---------              ---------
Property, plant and equipment, at cost:
   Land and buildings                          16,417                 19,404
   Machinery and equipment                     42,413                 45,257
   Leasehold improvements                      26,576                 30,020
                                            ---------              ---------
                                               85,406                 94,681
   Less accumulated depreciation              (48,694)               (46,223)
                                            ---------              ---------
                                               36,712                 48,458
                                            ---------              ---------
Goodwill                                        8,427                  8,546
Deferred income taxes                          13,388                 24,412
Other assets                                    5,668                  6,106
                                            ---------              ---------
                                            $ 127,543              $ 146,336
                                            ---------              ---------






          See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands except share information)

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)


                                     JANUARY 31, 1998          JULY 31, 1997
                                     ----------------          -------------
Current liabilities:
   Current portion of long-term debt        $      35              $      35
   Revolving line of credit                    16,200                     --
   Accounts payable                            19,246                 10,839
   Accrued compensation                         5,417                  4,339
   Accrued advertising                          4,502                  1,514
   Accrued insurance                            3,833                  4,544
   Accrued lease termination costs              2,433                  2,587
   Other accrued expenses                      37,171                 25,261
                                            ---------              ---------
   Total current liabilities                   88,837                 49,119
                                            ---------              ---------
Noncurrent liabilities:
   Long-term debt                                 234                    245
   Convertible subordinated debentures         41,593                 41,593
   Other noncurrent liabilities                 9,614                  9,651
                                            ---------              ---------
   Total noncurrent liabilities                51,441                 51,489
                                            ---------              ---------
Stockholders' equity (deficiency):
   Common stock, par value $.10 per share
     Authorized - 120,000,000 shares
     Issued - 52,772,482 shares and
       52,738,268 shares                        5,277                  5,274
   Additional paid-in capital                  80,438                 80,654
   Accumulated deficit                        (62,345)                (3,642)
                                            ---------              ---------
                                               23,370                 82,286
   Less treasury stock, at cost, 2,865,428
   shares and 2,901,401 shares                (36,105)               (36,558)
                                            ---------              ---------
                                              (12,735)                45,728
                                            ---------              ---------
                                            $ 127,543              $ 146,336
                                            ---------              ---------





            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands except share data)

For the periods ended January 31, 1998
and February 1, 1997


                                                      THREE MONTHS                      SIX MONTHS
                                                      ------------                      ----------
                                                 1998             1997             1998             1997
                                                 ----             ----             ----             ----
Net sales                                      $ 109,491        $ 115,381        $ 167,061        $ 182,339
                                               ---------        ---------        ---------        ---------
Less costs and expenses:
    Cost of goods sold                            58,220           52,207           89,361           81,578
    Selling, general and administrative           64,423           69,424          110,537          128,047
        expenses
    Impairment charges                             2,877              497            2,877              497
    Restructuring charges                          8,533               --            8,533               --
    Interest expense                               1,153              295            2,111              756
                                               ---------        ---------        ---------        ---------
                                                 135,206          122,423          213,419          210,878
                                               ---------        ---------        ---------        ---------
Loss from operations before income taxes         (25,715)          (7,042)         (46,358)         (28,539)
Income tax provision (benefit)                    19,364           (1,857)          12,345           (9,703)
                                               ---------        ---------        ---------        ---------
Net loss                                       ($ 45,079)       ($  5,185)       ($ 58,703)       ($ 18,836)
                                               ---------        ---------        ---------        ---------
Loss per share:
    Basic                                         ($0.90)          ($0.10)          ($1.17)          ($0.38)
                                                  ------           ------           ------           ------
    Diluted                                       ($0.90)          ($0.10)          ($1.17)          ($0.38)
                                                  ------           ------           ------           ------
Weighted average number of shares
outstanding                                   50,002,846       49,915,109       49,979,042       49,863,660


            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               FOR THE SIX MONTHS ENDED
                                                               ------------------------
                                                         JANUARY 31, 1998       FEBRUARY 1, 1997
                                                         ----------------       ----------------
Cash flows from operating activities:
   Net loss                                                     ($58,703)              ($18,836)
                                                                 -------                -------
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Impairment charges                                          2,877                    497
       Restructuring charges                                       8,533                     --
       Depreciation and amortization                               7,307                  7,059
       Loss on disposal of property, plant and equipment              79                    875
       Decrease in working capital items                           9,939                 36,592
       (Increase) decrease in other assets                        11,111                 (6,155)
       Decrease in other noncurrent liabilities                      (37)                   (21)
                                                                 -------                -------
   Total adjustments                                              39,809                 38,847
                                                                 -------                -------
   Net cash provided by (used in) operating activities           (18,894)                20,011
                                                                 -------                -------
Cash flows from investing activities:
   Additions to property, plant and equipment                     (2,138)                (2,975)
   Net proceeds from the sale of businesses                          768                  3,913
   Reductions in notes receivable                                     42                     37
                                                                 -------                -------
   Net cash provided by (used in) investing activities            (1,328)                   975
                                                                 -------                -------
Cash flows from financing activities:
   Decrease in long-term debt                                        (11)                    (9)
   Increase in revolving line of credit                           16,200                     --
   Dividends paid                                                     --                   (497)
   Exercise of stock options                                         119                    281
                                                                  -------                -------
   Net cash provided by (used in) financing activities            16,308                   (225)
                                                                 -------                -------
Net increase (decrease) in cash and cash equivalents
 during the period                                                (3,914)                20,761
Cash and cash equivalents at the beginning of the period           4,359                 17,673
                                                                 -------                -------
Cash and cash equivalents at the end of the period              $    445               $ 38,434
                                                                 -------                -------


            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

NOTE 1

The accompanying Consolidated Condensed Financial Statements and Notes should be read in conjunction with the consolidated financial statements contained in the Annual Report on Form 10-K of CML Group, Inc. (the "Company"). In the opinion of the Company's management, the accompanying Consolidated Condensed Financial Statements include all adjustments necessary for a fair presentation of the results of the interim periods presented and all such adjustments are of a normal recurring nature, except for the adjustments discussed in Note 3. The retail industry is seasonal in nature and the results of operations for the interim periods presented may not be indicative of the results for a full year.

The preparation of consolidated financial statements in accordance with generally accepted accounting principles requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the period. Actual results could differ from those estimates.

The Company's fiscal year ends on July 31; references to fiscal 1998 and fiscal 1997 refer to the fiscal year ending July 31, 1998 and fiscal year ended
July 31, 1997, respectively. Certain fiscal 1997 amounts have been reclassified to conform to the fiscal 1998 presentation.

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," is effective for the Company beginning in fiscal 1999. SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" is effective for financial statements for periods beginning after December 15, 1997 but is not required to be applied to interim financial statements in the initial year of application. Adoption of these statements is not expected to have a material effect on the consolidated financial statements.

The Company adopted SFAS No. 128,"Earnings per Share," effective for the quarter ended January 31, 1998. Accordingly, the Company was required to restate prior-period earnings per share data presented. Implementation of SFAS No. 128 had no effect on previously reported earnings per share information.

NOTE 2 - MANAGEMENT'S PLAN

The Company incurred a net loss of $45.1 million, including an income tax provision of $19.4 million, and a net loss of $58.7 million, including an income tax provision of $12.3 million, in the second quarter and first six months of fiscal 1998, respectively. In fiscal 1997, the Company incurred a net loss of $5.2 million in the second quarter and $18.8 million during the first six months. The losses during the second quarter and first six months of both fiscal years were primarily due to operating losses at NordicTrack.

In fiscal 1998, NordicTrack's operating losses were primarily the result of significantly lower sales of aerobic exercise products, including cross-country skiers, non-motorized treadmills and abdominal exercisers, and the slower than anticipated ramp-up in sales of the new line of elliptical products, which were partially offset by lower operating costs. In addition, during the second quarter of fiscal 1998, NordicTrack announced plans to shut down its internal manufacturing and distribution activities and to outsource those activities to third-party vendors. NordicTrack also announced plans to exit the direct response and catalog businesses. As a result of these decisions, NordicTrack recorded restructuring and asset impairment charges totaling $11.4 million. See Note 3 for information concerning NordicTrack's reorganization. Smith & Hawken's results were affected by the seasonal nature of its business, with the second quarter showing improvement over the first quarter.

During the second quarter of fiscal 1998, the Company's Board of Directors announced a comprehensive review of the Company's strategic alternatives including possible sale, recapitalization and/or joint venture opportunities for the Company and/or its two operating subsidiaries. To the extent that the Company continues to own and operate NordicTrack, it will be required to expend substantial resources to fund NordicTrack's operations until NordicTrack attains breakeven financial performance or is sold. There can be no assurance, however, that the Company will be able to identify a prospective purchaser for NordicTrack or that a sale on favorable terms can be arranged within a reasonable period of time.

The Company's financial performance during the second half of fiscal 1998 and in the future will depend upon its ability to purchase goods and services on credit, to meet its obligations as they become due, to borrow funds under its revolving credit agreement and to successfully implement the restructuring plan at NordicTrack. To obtain the funds necessary to support its operations, the Company may be required to sell assets or to effect public or private financing transactions or both. No assurance can be given, however, that the Company will be able to raise the required funds on favorable terms or on any terms, and, if it fails to do so, the Company may either be sold or seek protection under the insolvency laws.

The Company is subject to contingent liabilities discussed in Note 6.

NOTE 3 - NORDICTRACK REORGANIZATION

During the second quarter of fiscal 1998, NordicTrack announced plans to strategically reposition its operations by outsourcing its manufacturing and distribution activities and closing its Glencoe, Minnesota production facility; exiting or outsourcing its direct response and catalog businesses; and closing underperforming stores. As a result of these strategic initiatives, NordicTrack recorded non-recurring restructuring charges of $8.5 million for severance, plant shutdown and other costs and $2.7 million of asset impairment charges in compliance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impaired assets included tooling used to manufacture cross-country skiers and non-motorized treadmills in Glencoe, Minnesota and retail store fixed assets. Tooling costs were written off in their entirety. Store fixed asset write-downs were measured based on a comparison of the assets' net book value to the net present value of the stores' estimated future net cash flows. Separately, an inventory write-down of $1.1 million was included in cost of goods sold and $2.0 million was accrued for lease termination and other costs related to the reorganization plan.

NOTE 4 - LONG-TERM DEBT

Consolidated long-term debt is summarized as follows:

                                             (in thousands)
                                  ------------------------------------
                                  JANUARY 31, 1998       JULY 31, 1997
                                  ----------------       -------------
Note payable                                  $223                $233
Obligations under capital leases                46                  47
                                              ----                ----
                                               269                 280
Less current portion                           (35)                (35)
                                              ----                ----
Long-term debt                                $234                $245
                                              ====                ====

On March 11, 1998, the Company's revolving credit agreement was amended to, among other things, (i) increase the total amount that the Company's subsidiaries may borrow from $40.0 million to $50.0 million, (ii) increase the maximum overadvance amount from $15.0 million to up to $35.0 million, and (iii) extend the period during which overadvances are permitted to be outstanding. The amended agreement which matures July 10, 1998, provides that advances which do not constitute overadvances under the agreement bear interest at 3.0% above the lenders' "Base Rate" which approximates the lenders' prime rate. Overadvances under the agreement bear interest at 4.0% above the lenders' Base Rate. In connection with the financing, the Company issued the lenders warrants to purchase 1,621,741 shares of the Company's Common Stock at a nominal exercise price. Advances under the Company's revolving line of credit are classified as current liabilities in the accompanying Consolidated Condensed Balance Sheets.

NOTE 5 - EARNINGS PER SHARE DISCLOSURES

The net losses and the number of shares included in the calculations of the Company's basic and diluted net losses per share shown on the Consolidated Condensed Statements of Operations are the same. Certain securities that could potentially dilute basic earnings per share in the future were not included in the computations of diluted net losses per share because to do so would have been antidilutive for the periods presented. These securities include the Company's convertible subordinated debentures, the warrants which were issued after January 31, 1998 in connection with the amendment of the Company's credit facility, and stock options.

NOTE 6 - CONTINGENCIES

      LITIGATION

      NordicTrack is named as the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York and subsequently transferred to the United States District Court for the District of Minnesota on January 30, 1997. The named plaintiffs, Elissa Crespi and John Lucien Ware, Jr., allege in the Consolidated Complaint that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. The named plaintiffs assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the State of New York General Business Law. The named plaintiffs also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On September 2, 1997, the named plaintiffs filed a motion to remand the case to state court in New York, which NordicTrack opposed. The parties have reached an agreement-in-principle concerning the general terms and conditions of a class action settlement of the case which has been memorialized in a Memorandum of Understanding filed with the Minnesota Court. The parties are presently in the process of negotiating an acceptable written settlement agreement and other documents relating to the proposed settlement. On
January 8, 1998, the United States District Court for the District of Minnesota remanded the case to the Supreme Court for the State of New York for consideration of whether the proposed settlement should be approved and a final judgment and order entered thereon. Management believes the contemplated settlement will not have a material adverse impact on the Company's business, financial condition and results of operations. The Company can give no assurance at this time that the parties will be successful in negotiating a mutually acceptable written settlement agreement or that the proposed settlement will ultimately receive court approval.

      NordicTrack is the defendant in a lawsuit in the United States District Court for the District of Minnesota which commenced on August 12, 1996. In this action, the plaintiff, Precise Exercise Equipment ("Precise"), alleges that NordicTrack misappropriated trade secrets regarding Precise's abdominal exercise product and further breached a non-competition agreement. Discovery is ongoing and must be completed in August 1998 to meet the Court imposed schedule. While NordicTrack is vigorously defending against the allegations and believes it has meritorious defenses to Precise's claims, at this stage of the lawsuit the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of an unfavorable outcome.

      In a complaint dated September 30, 1997, filed by Precor Incorporated ("Precor") in the United States District Court for the Western District of Washington in Seattle, Precor alleges that the manufacture, offering for sale and sale by NordicTrack of its exercisers marketed under the Ellipse(TM) trademark infringe a United States patent which Precor has licensed from the inventor, Larry Miller (the "Miller Patent"). The technology used in NordicTrack's Ellipse(TM) exerciser is licensed by NordicTrack from a third party, and the Company believes that NordicTrack's products do not infringe the Miller Patent. In February 1998, Precor amended the complaint to add infringement claims against a major wholesale customer of NordicTrack's, and the licenser of NordicTrack's technology. The complaint is scheduled for mediation in September 1998 and for trial in February 1999. While NordicTrack believes it has meritorious defenses to the complaint and intends to vigorously defend against the allegations, this lawsuit is in its earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of an unfavorable outcome.

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

      TAX MATTERS

     The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS has issued a "30-day letter" to the Company proposing certain adjustments which, if sustained, would result in a tax deficiency for the years under examination. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43.0 million made to the former owners of NordicTrack (acquired in June
1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $9.2 million. The net federal tax due relating to the proposed adjustments approximates $15.9 million. Interest on the proposed deficiencies approximates $20.2 million as of January 31, 1998.

     The incentive compensation payments to the former owners of NordicTrack were attributable to substantial increases in NordicTrack's sales and profits during the years under examination. The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code and intends to vigorously oppose the proposed adjustments. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest would have a material adverse effect on the Company's consolidated operating results for the period in which such issues are finally resolved and would also have a material adverse effect on the Company's consolidated financial condition.

      As of January 31, 1998, the Company had net deferred tax assets of $15.6 million after recording a valuation reserve of $19.4 million during the second quarter of fiscal 1998, resulting in a total tax provision of $12.3 million for the first six months of fiscal 1998. The Company believes that it will generate sufficient future taxable income, either through operations or the sale of assets, to realize the remaining net deferred tax assets prior to expiration of any net operating losses. Net operating losses currently may be carried forward for up to 15 taxable years. There can be no assurance, however, that the Company will generate any specific level of earnings or that it will be able to realize any particular level of its net deferred tax assets in future periods. If the Company is unable to generate sufficient taxable income in the future through operating results or the sale of assets, increases in the tax valuation allowance will be required, resulting in additional charges to earnings.

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

The Company operates in two industry segments, NordicTrack and Smith & Hawken. NordicTrack designs, sources, manufactures and markets physical fitness and exercise equipment and other health-related products through specialty stores and kiosks operated by its wholly-owned subsidiary, Nordic Advantage and, beginning in fiscal 1998, to wholesale customers. During the second quarter of fiscal 1998, NordicTrack announced its intention to strategically transition the company from a marketing strategy and operation, driven by direct response advertising in print and on television, to one focused on its retail and wholesale channels. NordicTrack will exit the direct response and catalog businesses and pursue a partnership arrangement with a direct response marketing company for its advertising. NordicTrack also announced plans to discontinue in-house manufacturing. Smith & Hawken markets fine gardening tools, clothing, furniture, plants and accessories through its catalogs and specialty retail stores.

FINANCIAL CONDITION

On March 11, 1998, the Company announced it had amended its revolving credit agreement to provide the Company and its subsidiaries with up to $50.0 million of financing through July 10, 1998. The Company plans to use the funds for general corporate purposes, including the execution of a restructuring plan underway at NordicTrack and the expansion of Smith & Hawken.

Because of the substantial losses incurred in fiscal 1997 and the expected continued losses in fiscal 1998 from NordicTrack's operations, the Company will need to raise additional funds to continue its business at current operating levels, including a restructured NordicTrack business. Accordingly, the Company is engaged in discussions with its lenders to extend the existing $50.0 million credit facility beyond its current July 10, 1998 expiration date and increase its credit facility by an additional $25.0 million to $75.0 million. In addition, the Company is currently seeking to sell its NordicTrack business. In the event the Company is unable to obtain the funds needed to continue its business operations in accordance with its fiscal 1998 business plan or is unable to sell its NordicTrack business, the combination of potential continued losses and the concern among the Company's customers about the Company's future viability could force the Company to substantially curtail its business operations or to seek protection under the insolvency laws.

The Company believes that internally generated funds, available funds under its line of credit and proceeds from the sale of assets or securities or obtained through public or private financing transactions will be sufficient to meet its operating needs and anticipated capital expenditures through July 10 1998.

Stockholders' equity had a deficit balance of $12.7 million at January 31, 1998, a decease of $58.5 million from July 31, 1997, primarily due to the net loss of $58.7 million for the first six months of fiscal 1998. A working capital deficit of $25.5 million existed at January 31, 1998 compared with working capital of $9.7 million at July 31, 1997. The change in working capital was primarily due to the use of excess cash and the revolving bank line of credit to finance operations, asset impairment and restructuring charges recorded by NordicTrack, and increases in accounts payable and accrued expenses, offset in part by higher inventories and accounts receivable. Inventories at January 31, 1998 were $6.1 million higher than at July 31, 1997 primarily due to lower than expected sales at NordicTrack. During the first six months of fiscal 1998, the Company invested approximately $2.1 million in property, plant and equipment, or a decrease of $0.9 million, compared with the $3.0 million spent during the first six months of fiscal 1997. The Company had approximately $0.4 million of cash and cash equivalents as of January 31, 1998 and $16.2 million of advances and $3.6 million of letters of credit outstanding under its senior revolving credit facility.

In January 1998, the Company reported that expected revenues for the second quarter of fiscal 1998 would be below expectations, principally due to lower than anticipated sales from a slower than expected ramp-up of NordicTrack's new elliptical product category, which adversely affected operating results, cash flows and liquidity. The Company also announced that its Board of Directors engaged Lehman Brothers, an investment banking firm, to assist in conducting a comprehensive review of the Company's strategic alternatives including possible sale, recapitalization, and/or joint venture opportunities for the Company and/or its two operating divisions.

RESULTS OF OPERATIONS

For the second quarter of fiscal 1998, net sales decreased 5.1% to $109.5 million from $115.4 million in the second quarter of fiscal 1997 primarily due to lower NordicTrack sales offset, in part, by higher sales at Smith & Hawken. Sales for the first six months of fiscal 1998 were $167.1 million, a decrease of 8.4%, compared with $182.3 million of net sales for the first six months of fiscal 1997.

The Company incurred a net loss of $45.1 million, or $0.90 per share, in the second quarter of fiscal 1998 compared with a net loss of $5.2 million, or $0.10 per share, during the same period of fiscal 1997. For the first six months of fiscal 1998, the Company reported a net loss of $58.7 million, or $1.17 per share, compared with a net loss of $18.8 million, or $0.38 per share, in fiscal 1997. The increase in the net losses for the quarter and first six months was primarily due to an income tax provision in the second quarter of fiscal 1998, NordicTrack's restructuring and asset impairment charges totaling $11.4 million and lower sales and gross margins at NordicTrack.

Retail sales for the second quarter of fiscal 1998 decreased 2.5% to $67.4 million from $69.1 million in the second quarter of fiscal 1997 and retail sales for the first six months of fiscal 1998 decreased 5.6% to $99.9 million from $105.8 million in the first half of fiscal 1997. The retail sales declines were primarily due to lower retail and comparable store sales at NordicTrack which were partially offset by retail and comparable store sales increases at Smith & Hawken.

Direct response and mail order sales decreased $8.7 million to $37.6 million in the second quarter of fiscal 1998 and decreased $18.4 million to $58.1 million during the first six months of fiscal 1998, compared with the similar periods of fiscal 1997, primarily due to lower direct response sales at NordicTrack. Smith & Hawken's mail order sales increased during the second quarter and first six months of fiscal 1998 compared with the same periods of fiscal 1997.

Cost of goods sold as a percentage of net sales increased from 45.2% in the second quarter of fiscal 1997 to 53.2% in the second quarter of fiscal 1998 and from 44.7% in the first six months of fiscal 1997 to 53.5% in the first six months of fiscal 1998, primarily due to higher cost of goods sold as a percentage of sales at NordicTrack. Cost of goods sold as a percentage of sales at Smith & Hawken increased during the first six months of fiscal 1998 but decreased during the second quarter of fiscal 1998, compared with the same periods of fiscal 1997. The increase in cost of goods sold as a percentage of net sales at NordicTrack was primarily due to reduced margins on non-motorized treadmills and abdominal products which experienced lower sales; higher sales of lower-margined products, including motorized treadmills; the liquidation of inventories of discontinued product lines; inefficiencies at the Glencoe, Minnesota manufacturing plant resulting from capacity underutilization; the write-down of inventories resulting from NordicTrack's decision to exit its direct response and catalog operations; and discounts to suppliers related to the wholesale distribution of NordicTrack's products. The effects of these changes were partially offset by lower cost of goods sold as a percentage of net sales from sales of cross-country skiers; UltraLift(TM), NordicTrack's strength-training machine; and NordicTrack's new elliptical line of products introduced in October 1997. The improvement in Smith & Hawken's second quarter cost of goods sold as a percentage of net sales was primarily due to higher margins generated in both the retail and catalog businesses.

Selling, general and administrative expenses decreased as a percentage of sales from 60.2% in the second quarter of fiscal 1997 to 58.8% in the second quarter of fiscal 1998. For the first six months of the year, selling, general and administrative expenses as a percentage of sales declined from 70.2% in fiscal 1997 to 66.2% in fiscal 1998. The improvement resulted from lower advertising costs at NordicTrack and better cost controls at NordicTrack and Smith & Hawken.

During the second quarter of fiscal 1998, NordicTrack announced that it will focus on its retail and wholesale sales channels and that it plans to exit the direct response and catalog businesses. NordicTrack also announced that it would cease manufacturing and distribution activities at its Glencoe, Minnesota facility. As a result, NordicTrack recorded asset impairment charges of $2.8 million and restructuring charges of $8.5 million to cover estimated costs to strategically reposition its operations. NordicTrack immediately eliminated 51 full-time positions and 65 seasonal telemarketing positions. When manufacturing operations cease at NordicTrack's Glencoe, Minnesota facility in May 1998, 217 factory positions will be phased out. An additional 70 positions will be eliminated in September 1998 when the distribution function at this facility ceases. NordicTrack expects to incur additional restructuring charges in the second half of fiscal 1998 relating to the renegotiation and/or termination of certain contracts relating to and benefiting the direct response and catalog businesses.

The Company incurred net interest expense of $1.2 million, or 1.1% of net sales, in the second quarter of fiscal 1998, compared with $0.3 million, or 0.3% of net sales, in the second quarter of fiscal 1997. During the first six months of fiscal 1998, net interest expense was $2.1 million, or 1.3% of net sales, compared with $0.8 million, or 0.4% of net sales, in fiscal 1997.

The Company recorded an income tax provision of $19.4 million in the second quarter of fiscal 1998 and an income tax benefit of $1.9 million in the second quarter of fiscal 1997. The income tax provision in the second quarter of fiscal 1998 consisted of a reversal of the income tax benefit of $7.0 million recorded in the first quarter of fiscal 1998 and the recording of a valuation reserve of $12.3 million against existing net deferred tax assets. For the six month period ended January 31, 1998, the Company recorded income tax expense of $12.3 million, which consisted of increasing the valuation allowance discussed above. The income tax benefit recorded by the Company in the second quarter of fiscal 1997 represented the benefit it expected to realize upon utilization of tax loss carryforwards. As of January 31, 1998, the Company had net deferred tax assets of $15.6 million. The Company believes that it will generate sufficient future taxable income, either through operations or the sale of assets, to realize the net deferred tax assets prior to expiration of any net operating losses. Net operating losses currently may be carried forward for up to 15 taxable years. There can be no assurance, however, that the Company will generate any specific level of earnings or that it will be able to realize any particular level of its net deferred tax assets in future periods. If the Company is unable to generate sufficient taxable income in the future through operating results or the sale of assets, increases in the tax valuation allowance will be required, resulting in a charge to earnings.

NordicTrack's sales decreased 11.9% to $82.7 million in the second quarter of fiscal 1998, compared with $93.9 million for the second quarter of fiscal 1997, and decreased 14.9% to $126.1 million during the first six months of fiscal 1998 compared with sales of $148.3 million during the first half of fiscal 1997. Approximately 66.9% and 62.7% of NordicTrack's net sales in the second quarters of fiscal 1998 and fiscal 1997, respectively, were accounted for by sales at its Nordic Advantage subsidiary, which operates retail stores and mall kiosks. Nordic Advantage's sales decreased from $58.9 million in the second quarter of fiscal 1997 to $55.4 million in the second quarter of fiscal 1998, and from $88.7 million in the first half of fiscal 1997 to $80.2 million in the first half of fiscal 1998. The decrease in Nordic Advantage's sales was primarily due to declines in comparable store sales results and a decrease in the number of mall-based stores and kiosks operating during these periods. At the end of January 1998, Nordic Advantage operated 113 retail stores and 122 mall kiosks compared with 129 retail stores and 148 mall kiosks open at the end of January 1997. Comparable store sales at NordicTrack decreased 3.2% in the second quarter and 8.3% during the first six months of fiscal 1998. Direct response sales at NordicTrack decreased $12.2 million, or 34.8%, in the second quarter of fiscal 1998 and $22.7 million, or 38.1%, during the first six months of fiscal 1998. Wholesale sales at NordicTrack were $4.5 million in the second quarter and $9.0 million during the first six months of fiscal 1998. Cross-country skiers, AbWorks(TM), non-motorized treadmills, and rider products experienced continued sales declines during the second quarter and first six months of fiscal 1998. UltraLift(TM), NordicTrack's strength-training machine, and motorized treadmills experienced sales increases during these periods. Revenues at NordicTrack also were adversely affected by the slower than anticipated ramp-up in sales of the recently introduced Ellipse(TM) in both the retail and wholesale channels.

Smith & Hawken's sales increased $5.3 million, or 24.7%, to $26.7 million during the second quarter and increased $6.9 million, or 20.2%, to $40.9 million in the first six months of fiscal 1998 compared with the corresponding periods of fiscal 1997. Retail sales increased $1.8 million, or 17.4%, to $12.0 million in the second quarter of fiscal 1998, and increased $2.5 million, or 14.8%, to $19.7 million in the first half of fiscal 1998. Comparable store sales increased 13.1% and 11.7% during the second quarter and first six months of fiscal 1998, respectively. Smith & Hawken operated 25 stores at the end of January 1998 compared with 24 stores at the end January 1997. Mail order sales at Smith & Hawken rose 31.4% to $14.7 million in the second quarter of fiscal 1998 and increased 25.7% to $21.3 million in the first half of fiscal 1998, compared with the corresponding periods of fiscal 1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

      Recent Operating Losses
      Because of the substantial losses incurred in fiscal 1997 and the expected continued losses in fiscal 1998 from NordicTrack's operations, the Company will need to raise additional funds to continue its business at current operating levels, including a restructured NordicTrack business. Accordingly, the Company is engaged in discussions with its lenders to extend the existing $50.0 million credit facility beyond its current July 10, 1998 expiration date and increase its credit facility by an additional $25.0 million to $75.0 million. In addition, the Company is currently seeking to sell its NordicTrack business. In the event the Company is unable to obtain the funds needed to continue its business operations in accordance with its fiscal 1998 business plan or is unable to sell its NordicTrack business, the combination of potential continued losses and the concern among the Company's customers about the Company's future viability could force the Company to substantially curtail its business operations or to seek protection under the insolvency laws. In addition, if the Company continues to have net losses in the future, the Company may be unable to realize the benefit of the net deferred tax assets discussed in Note 6 of Notes to Consolidated Condensed Financial Statements which could result in a charge to earnings.

      Available Funds
      The Company's future financial performance will also depend on its ability to purchase goods and services on credit and to borrow funds under its revolving credit agreement. If the Company is unable to purchase goods and services on credit or the Company's lenders do not provide the Company with favorable credit arrangements, the Company may need to seek additional funds from other parties. There can be no assurance, however, that the Company would be able to obtain any such third-party funding or obtain such funding on terms as favorable as those offered by its current lenders. Also, in the event the Company elects to raise additional funds through the sale of assets or securities or both, the Company may not be able to complete such sales in a timely manner or on terms favorable to the Company.

      Consumer Spending
      The success of the Company is influenced by a number of economic conditions affecting disposable consumer income, such as employment levels, business conditions, interest rates and taxation rates. Adverse changes in these economic conditions may restrict consumer spending, thereby negatively affecting the Company's results of operations. In addition, the Company's results of operations could be adversely affected if consumer spending is lower than anticipated.

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

      New Management Team
      The Company has replaced the Chairman and Chief Executive Officer of CML Group, Inc. and a number of key executives at NordicTrack. There can be no assurance, however, that the new personnel will be able to successfully increase revenues or reduce costs at the Company or NordicTrack in the future.

      Seasonality
      The Company's businesses are seasonal, with significant amounts of retail sales in the second and third quarters of the Company's fiscal year. The Company expects this seasonality to continue in the future. Because of this seasonality, the Company's revenues and earnings have fluctuated and will continue to fluctuate from quarter to quarter.

      Advertising and Marketing Programs
      The inability of the Company to periodically design and successfully execute new and effective advertising and marketing programs could adversely affect the Company's business, financial condition and results of operations. During the second quarter of fiscal 1998, NordicTrack announced plans to exit the direct response and catalog businesses, and pursue a partnership with a direct response marketing company. There can be no assurances that such a partnership or its advertising efforts will be successful.

      Cost Reduction Programs
      In the first half of fiscal 1998 and during fiscal 1997, the Company was able to significantly reduce its operating costs as net sales decreased. There can be no assurance, however, that the Company will be able to further reduce operating costs if sales decline in the future.

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

      Tax Matters
      The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS has issued a "30-day letter" to the Company proposing certain adjustments which, if sustained, would result in a tax deficiency for the years under examination. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43.0 million made to the former owners of NordicTrack (acquired in June
1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $9.2 million. The net federal tax due relating to the proposed adjustments approximates $15.9 million. Interest on the proposed deficiencies approximates $20.2 million as of January 31, 1998.

      The incentive compensation payments to the former owners of NordicTrack were attributable to substantial increases in NordicTrack's sales and profits during the years under examination. The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code and intends to vigorously oppose the proposed adjustments. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest would have a material adverse effect on the Company's consolidated operating results for the period in which such issues are finally resolved and would also have a material adverse effect on the Company's consolidated financial condition.

     Year 2000 Software Issues
     The Company has reviewed the implications of year 2000 compliance and has taken steps designed to ensure that the Company's computer systems and applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and that planned software upgrades, which are underway and in the normal course of business, will address the Company's internal year 2000 needs. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

                           PART II: OTHER INFORMATION

Item 1:     Legal Proceedings.

            ENVIRONMENTAL MATTERS

            See Note 6 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I hereof, which is hereby incorporated by reference for information concerning environmental matters.

            LITIGATION

            See Note 6 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I hereof, which is hereby incorporated by reference for information concerning litigation.

            TAX MATTERS

            See Note 6 of Notes to Consolidated Condensed Financial Statements in Item 1 of Part I hereof, which is hereby incorporated by reference for information concerning tax matters.

Items 2-3:  None.

Item 4:     Submission of Matters to a Vote of Security Holders.

            The Company held its Annual Meeting of Stockholders on December 5, 1997. At this meeting the stockholders of the Company elected Charles M. Leighton as a Class A Director (by votes of 43,534,807 shares of Common Stock in favor and 2,264,497 shares of Common Stock withheld), Thomas H. Lenagh as a Class A Director (by votes of 43,554,452 shares of Common Stock in favor and 2,244,852 shares of Common Stock withheld), Ralph F. Verni as a Class A Director (by votes of 43,570,713 shares of Common Stock in favor and 2,228,591 shares of Common Stock withheld), and John A. C. Pound as a Class C Director (by votes of 43,560,975 shares of Common Stock in favor and 2,238,329 shares of Common Stock withheld). Each of the newly elected Class A Directors is to serve for a term of three years. The newly elected Class C Director is to serve for a term of two years. The other directors of the Company whose terms of office as directors continued after the meeting are G. Robert Tod, Dr. Roy W. Menninger, Lauren M. Tyler, Howard H. Callaway, and Alison Taunton-Rigby.

            At the Annual Meeting, stockholders holding 43,034,828 shares of Common Stock voted to ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the fiscal year ending July 31, 1998. Stockholders holding 148,877 shares of Common Stock voted against such ratification and stockholders holding 2,615,599 shares of Common Stock abstained.

            Stockholders holding 34,989,990 shares of Common Stock voted to approve the transaction of such other business as may properly come before the Annual Meeting or adjournment thereof. Stockholders holding 8,048,704 shares of Common Stock voted against such proposal and 2,760,611 shares of Common Stock abstained.

Item 5:     None.
                                       23

Item 6:     Exhibits and Reports on Form 8-K.

              (a) Exhibits - See Exhibit Index.

              (b) Reports on Form 8-K:

                  On January 27, 1998, the Company filed a Current Report on Form 8-K, dated January 26, 1998, announcing under Item 5 (Other Events) that its Board of Directors was conducting a comprehensive review of the Company's strategic alternatives with the assistance of Lehman Brothers. The Form 8-K included, as an exhibit, a copy of the Company's press release of the same date. In addition to announcing the comprehensive strategic review, the press release announced a number of organizational changes undertaken in conjunction with the review.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CML GROUP, INC.
                                       ---------------
                                       (Registrant)

Date:  MARCH 17, 1998                  /s/Paul J. Bailey
       --------------                  -----------------
                                       Paul J. Bailey
                                       Controller
                                       Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                        PAGE NO.

27    --    Financial Data Schedule                                        26