Form 10-Q
period 1998-05-02
CML GROUP INC
filed 1998-06-16
CIK 729576

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ TO _____________

Commission file number 001-09630
                       ---------

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

Number of shares outstanding of each of the issuer's classes of common stock:
50,142,409 shares of common stock, $.10 par value, as of June 09, 1998.

================================================================================

                        CML GROUP, INC. AND SUBSIDIARIES

                                    FORM 10-Q

                                      INDEX

                                                                            Page
                                                                            ----

Part I:  Financial Information

         Item 1: Financial Statements

                 Consolidated Condensed Balance Sheets
                 as of May 2, 1998 and July 31, 1997                       3 - 4

                 Consolidated Condensed Statements of Operations
                 for the three-month and six-month periods ended
                 May 2, 1998 and May 3, 1997                                   5

                 Consolidated Condensed Statements of Cash
                 Flows for the six-month periods ended
                 May 2, 1998 and May 3, 1997                                   6

                 Notes to Consolidated Condensed Financial Statements     7 - 13

         Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                     14 - 21

Part II: Other Information

         Item 1: Legal Proceedings                                            22

         Item 2: Changes in Securities and Use of Proceeds                    22

         Item 6: Exhibits and Reports on Form 8-K                             22

         Signatures                                                           22

         Exhibit Index                                                        23

                          Part I: FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                         CML GROUP, INC. & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                  May 2, 1998     July 31, 1997
                                                  -----------     -------------

Current assets:
   Cash and cash equivalents                        $  2,773         $  4,359
   Accounts receivable, net                            7,432            8,151
   Inventories:
     Raw materials                                     2,183            1,971
     Work in process                                     575              836
     Finished goods                                   38,252           31,115
                                                    --------         --------

       Total inventories                              41,010           33,922
   Refundable income taxes                               231               --
   Deferred income taxes                                  --            3,903
   Other current assets                                6,874            8,479
                                                    --------         --------

       Total current assets                           58,320           58,814
                                                    --------         --------

Property, plant and equipment, at cost:
   Land and buildings                                 14,213           19,404
   Machinery and equipment                            38,920           45,257
   Leasehold improvements                             27,603           30,020
                                                    --------         --------

                                                      80,736           94,681

   Less accumulated depreciation                     (45,628)         (46,223)
                                                    --------         --------

                                                      35,108           48,458
                                                    --------         --------

Goodwill                                               8,368            8,546
Deferred income taxes                                     --           24,412
Other assets                                           4,145            6,106
                                                    --------         --------

                                                    $105,941         $146,336
                                                    ========         ========



            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                     (In thousands except share information)

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

                                                  May 2, 1998     July 31, 1997
                                                  -----------     -------------

Current liabilities:
   Current portion of long-term debt                $      29        $     35
   Revolving line of credit                            42,324              --
   Accounts payable                                    20,009          10,839
   Accrued compensation                                 5,148           4,339
   Accrued advertising                                  1,987           1,514
   Accrued insurance                                    3,872           4,544
   Accrued lease termination costs                        100           2,587
   Other accrued expenses                              30,486          25,261
                                                    ---------        --------

   Total current liabilities                          103,955          49,119
                                                    ---------        --------

Noncurrent liabilities:
   Long-term debt                                         231             245
   Convertible subordinated debentures                 41,593          41,593
   Other noncurrent liabilities                        13,478           9,651
                                                    ---------        --------

   Total noncurrent liabilities                        55,302          51,489
                                                    ---------        --------

Stockholders' equity (deficiency):
   Common stock, par value $.10 per share
     Authorized - 120,000,000 shares
     Issued - 52,810,792 shares and
       52,738,268 shares                                5,281           5,274
   Additional paid-in capital                          82,993          80,654
   Accumulated deficit                               (106,013)         (3,642)
                                                    ---------        --------

                                                      (17,739)         82,286

   Less treasury stock, at cost, 2,823,497
   shares and 2,901,401 shares                        (35,577)        (36,558)
                                                    ---------        --------

                                                      (53,316)         45,728
                                                    ---------        --------

                                                    $ 105,941        $146,336
                                                    =========        ========



            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        (In thousands except share data)

For the periods ended May 2, 1998
and May 3, 1997

                                                          Three Months                     Nine Months
                                                    ------------------------        -------------------------
                                                      1998            1997             1998            1997
                                                    --------        --------        ---------        --------

Net sales                                           $ 59,770        $ 96,061        $ 226,831        $278,400
                                                    --------        --------        ---------        --------

Less costs and expenses:
  Cost of goods sold                                  38,478          47,557          127,839         129,135
  Selling, general and administrative expenses        42,626          61,102          153,163         189,149
  Impairment charges                                      --              --            2,877             497
  Restructuring charges                                   --              --            8,533              --
  Interest expense                                     3,263             436            5,374           1,192
                                                    --------        --------        ---------        --------

                                                      84,367         109,095          297,786         319,973
                                                    --------        --------        ---------        --------

Loss before income taxes                             (24,597)        (13,034)         (70,955)        (41,573)
Income tax provision (benefit)                        19,071          (4,432)          31,416         (14,135)
                                                    --------        --------        ---------        --------

Net loss                                            $(43,668)       $ (8,602)       $(102,371)       $(27,438)
                                                    ========        ========        =========        ========

Loss per share:
  Basic                                             $  (0.87)       $  (0.17)       $   (2.05)       $  (0.55)
                                                    ========        ========        =========        ========
  Diluted                                           $  (0.87)       $  (0.17)       $   (2.05)       $  (0.55)
                                                    ========        ========        =========        ========

Weighted average number of shares outstanding     50,038,368      49,968,299       49,998,817      49,898,540


            See Notes to Consolidated Condensed Financial Statements.

                         CML GROUP, INC. & SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            For The Nine Months Ended
                                                                           ---------------------------
                                                                           May 2, 1998     May 3, 1997
                                                                           -----------     -----------
Cash flows from operating activities:
    Net loss                                                                $(102,371)       $(27,438)
                                                                            ---------        --------
    Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Impairment charges                                                    2,877             497
          Restructuring charges                                                 8,533              --
          Depreciation and amortization                                        11,804          11,115
          (Gain) loss on disposal of assets                                      (127)            672
          Decrease in working capital items                                     7,583          29,482
          (Increase) decrease in other assets                                  25,804         (10,751)
          Decrease in other noncurrent liabilities                              3,865             (36)
                                                                            ---------        --------
    Total adjustments                                                          60,339          30,979
                                                                            ---------        --------
    Net cash provided by (used in) operating activities                       (42,032)          3,541
                                                                            ---------        --------
Cash flows from investing activities:
    Additions to property, plant and equipment                                 (4,881)         (3,924)
    Net proceeds from the sale of discontinued operation                           --           1,413
    Net proceeds from the sale of businesses                                      768           3,913
    Net proceeds from the sale of assets                                        2,094              --
    Reductions in notes receivable                                                 42              39
                                                                            ---------        --------
    Net cash provided by (used in) investing activities                        (1,977)          1,441
                                                                            ---------        --------
Cash flows from financing activities:
    Decrease in long-term debt                                                    (20)            (17)
    Increase in revolving line of credit                                       42,324              --
    Dividends paid                                                                 --            (497)
    Exercise of stock options                                                     119             281
                                                                            ---------        --------
    Net cash provided by (used in) financing activities                        42,423            (233)
                                                                            ---------        --------
Net increase (decrease) in cash and cash equivalents during the period         (1,586)          4,749
Cash and cash equivalents at the beginning of the period                        4,359          17,673
                                                                            ---------        --------
Cash and cash equivalents at the end of the period                          $   2,773        $ 22,422
                                                                            =========        ========


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

The Company adopted SFAS No. 128, "Earnings per Share," in the second quarter of fiscal 1998. SFAS No. 128 requires the Company to restate prior-period earnings per share data presented, if necessary. Implementation of SFAS No. 128 had no effect on previously reported earnings per share information presented herein.

NOTE 2 - MANAGEMENT'S PLAN

The Company incurred a net loss of $43.7 million in the third quarter of fiscal 1998, including an income tax provision of $19.1 million. For the first nine months of fiscal 1998, the Company had a net loss of $102.4 million, including an income tax provision of $31.4 million. In fiscal 1997, the Company incurred a net loss of $8.6 million in the third quarter and $27.4 million during the first nine months of the year. The loss for the third quarter of fiscal 1998 was primarily due to operating losses at NordicTrack, higher interest charges and a $19.1 million income tax provision. The third quarter loss in fiscal 1997 was primarily due to operating losses at NordicTrack. The loss for the first nine months of fiscal 1998 was primarily due to operating losses at NordicTrack, $11.4 million of restructuring and impairment charges recorded by NordicTrack in the second quarter, the $31.4 million income tax provision, and interest expense. In fiscal 1997, the loss for the first nine months was primarily due to operating losses at NordicTrack.

In fiscal 1998, NordicTrack's operating losses were primarily the result of significantly lower net sales, lower gross margins, and restructuring and asset impairment charges, partially offset by lower operating costs. See Note 3 for information concerning NordicTrack's reorganization.

During the second quarter of fiscal 1998, the Company's Board of Directors announced a comprehensive review of the Company's strategic alternatives, which is ongoing. Strategic alternatives include the possible sale, recapitalization and/or joint venture opportunities for the Company and/or its two operating subsidiaries. To the extent the Company continues to own and operate NordicTrack, it will be required to expend substantial resources to fund NordicTrack's operations until NordicTrack attains break-even financial performance.

The Company's financial performance during the fourth quarter of fiscal 1998 and in the future will depend upon its ability to purchase goods and services on credit, to meet its obligations as they become due, to borrow funds under its revolving credit agreement and to successfully implement the restructuring plan at NordicTrack. To obtain the funds necessary to support its operations, the Company may be required to sell assets or to effect public or private financing transactions, or both. No assurance can be given, however, that the Company will be able to raise the required funds on favorable terms or on any terms, and, if it fails to do so, the Company may either be sold or seek protection under the insolvency laws.

The Company is subject to contingent liabilities discussed in Note 6.

NOTE 3 - NORDICTRACK REORGANIZATION

During the second quarter of fiscal 1998, NordicTrack announced plans to strategically reposition its operations by outsourcing its manufacturing and distribution activities and closing its Glencoe, Minnesota production facility; exiting or outsourcing its direct response and catalog businesses; and closing underperforming stores. As a result of these strategic initiatives, NordicTrack recorded non-recurring restructuring charges of $8.5 million for severance, plant shutdown and other costs. As of May 2, 1998, $6.3 million of the reserve had been utilized leaving a balance of $2.2 million to cover future costs. Of the costs charged against the reserve in the third quarter of fiscal 1998, $0.4 million required the expenditure of cash, primarily for severance.

During the second quarter of fiscal 1998, NordicTrack also recorded $2.9 million of asset impairment charges in compliance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impaired assets included tooling used to manufacture cross-country skiers and non-motorized treadmills in Glencoe, Minnesota and retail store fixed assets. Tooling costs were written off in their entirety. Store fixed asset write-downs were measured based on a comparison of the assets' net book value to the net present value of the stores' estimated future net cash flows.

In addition, in the second quarter of fiscal 1998, NordicTrack wrote down inventory by $1.1 million, which was included in cost of goods sold, and accrued $2.0 million for lease termination and other costs related to the reorganization plan.

NOTE 4 - LONG-TERM DEBT

Consolidated long-term debt is summarized as follows:

                                                  (in thousands)
                                            ----------------------------
                                            May 2, 1998    July 31, 1997
                                            -----------    -------------

Note payable                                    $218            $233
Obligations under capital leases                  42              47
                                                ----            ----

                                                 260             280
Less current portion                             (29)            (35)
                                                ----            ----

Long-term debt                                  $231            $245
                                                ====            ====



On March 11, 1998, the Company's senior revolving credit agreement was amended to, among other things, (i) increase the total amount that the Company's subsidiaries may borrow from $40.0 million to $50.0 million, (ii) increase the maximum overadvance amount from $15.0 million to up to $35.0 million, and (iii) extend the period during which overadvances are permitted to be outstanding. The amended agreement, which matures July 10, 1998, provides that advances which do not constitute overadvances under the agreement bear interest at 3.0% above the lenders' "Base Rate" which approximates the prime rate. Overadvances under the agreement bear interest at 4.0% above the lenders' Base Rate. In connection with the financing, the Company issued the lenders warrants to purchase 1,621,741 shares of the Company's Common Stock at a nominal exercise price. The net value of the warrants, which was estimated to be $3.0 million on March 11, 1998, was capitalized into other current assets and is being amortized through July 10, 1998. Advances under the Company's revolving line of credit are classified as current liabilities in the accompanying Consolidated Condensed Balance Sheets.

NOTE 5 - EARNINGS PER SHARE DISCLOSURES

The net losses and the number of shares included in the calculations of the Company's basic and diluted net losses per share shown on the Consolidated Condensed Statements of Operations are the same. Certain securities that could potentially dilute basic earnings per share in the future were not included in the computations of diluted net losses per share because to do so would have been antidilutive for the periods presented. These securities include the Company's convertible subordinated debentures, the warrants which were issued in connection with the amendment of the Company's credit facility, and stock options.

NOTE 6 - CONTINGENCIES

      LITIGATION

      NordicTrack is named as the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York and subsequently transferred to the United States District Court for the District of Minnesota on January 30, 1997. The named plaintiffs, Elissa Crespi and John Lucien Ware, Jr., allege in the Consolidated Complaint that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. The named plaintiffs assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the State of New York General Business Law. The named plaintiffs also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On September 2, 1997, the named plaintiffs filed a motion to remand the case to state court in New York, which NordicTrack opposed. The parties have reached an agreement-in-principle concerning the general terms and conditions of a class action settlement of the case which has been memorialized in a Memorandum of Understanding filed with the Minnesota Court. The parties are in the process of negotiating an acceptable written settlement agreement and other documents relating to the proposed settlement. On January 8, 1998, the United States District Court for the District of Minnesota remanded the case to the Supreme Court for the State of New York for consideration of whether the proposed settlement should be approved and a final judgment and order entered thereon. Management believes the contemplated settlement will not have a material adverse impact on the Company's business, financial condition and results of operations. The Company can give no assurance at this time that the parties will be successful in negotiating a mutually acceptable written settlement agreement or that the proposed settlement will ultimately receive court approval.

      NordicTrack is the defendant in a lawsuit in the United States District Court for the District of Minnesota which commenced on August 12, 1996. In this action, the plaintiff, Precise Exercise Equipment ("Precise"), alleges that NordicTrack misappropriated trade secrets regarding Precise's abdominal exercise product and further breached a non-competition agreement. The parties have entered into settlement discussions and are in the process of negotiating and drafting an acceptable written settlement agreement. Management believes the contemplated settlement will not have a material adverse impact on the Company's business, financial condition and results of operations. There can be no assurance, however, that the parties will be successful in negotiating a mutually acceptable written agreement or that the proposed settlement will ultimately receive court approval.

      In a complaint dated September 30, 1997, filed by Precor Incorporated ("Precor") in the United States District Court for the Western District of Washington in Seattle, Precor alleges that the manufacture, offering for sale and sale by NordicTrack of its exercisers marketed under the Ellipse(TM) trademark infringe a United States patent which Precor has licensed from the inventor, Larry Miller (the "Miller Patent"). The technology used in NordicTrack's Ellipse(TM) exercisers is licensed by NordicTrack from a third party, and the Company believes that NordicTrack's products do not infringe the Miller Patent. In February 1998, Precor amended the complaint to add infringement claims against a major wholesale customer of NordicTrack's and the licenser of NordicTrack's technology. In March 1998, Precor added as parties the two manufacturers of the Ellipse(TM) exercisers, one in Taiwan and one in Tennessee. The complaint is scheduled for mediation in September 1998 and for trial in February 1999. Precor has returned the Miller Patent to the United States Patent and Trademark Office for further examination. NordicTrack filed a separate reexamination request in April 1998 and requested a stay of the litigation pending completion of the reexaminations. The Court has denied the stay petition. While NordicTrack believes it has meritorious defenses to the complaint and intends to vigorously defend against the allegations, this lawsuit is in an early stage and the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of an unfavorable outcome.

      On May 8, 1998, NordicTrack was named as a defendant in a complaint filed by Fitness Quest Inc. ("Fitness Quest") in the United States District Court for the Eastern Division of the Northern District of Ohio. Fitness Quest alleges the marketing by NordicTrack of a line of elliptical exercise products under the Ellipse(TM) trademark infringes the Eclipse Trainer(R) trademark used by Fitness Quest on its elliptical motion exercise machines and also alleges various violations of state and federal unfair competition laws. Fitness Quest has also filed a motion seeking an injunction to block NordicTrack's sale of exercise machines under the Ellipse(TM) trademark. The Court has not responded to Fitness Quest's motion for an injunction. While NordicTrack believes it has meritorious defenses to the complaint and the motion for preliminary injunction, and intends to vigorously defend against the allegations, this lawsuit is in its earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of an unfavorable outcome.

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

      In May 1998, settlement discussions with the EPA resumed regarding responsibility for the environmental problems and the costs of cleanup. An agreement in principle has been reached pursuant to which the Company will be required to pay $0.6 million to the EPA in return for a release from all claims for reimbursement of the government's response costs. Although the Company's primary insurer has agreed to pay approximately 80% of the settlement, the Company believes that substantially all of the settlement amount is covered by insurance provided by the primary insurance carrier.

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

      TAX MATTERS

      The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS issued a "30-day letter" to the Company proposing certain adjustments which, if sustained, would result in a tax deficiency for the years under examination. The Company has filed an appeal with the IRS protesting the proposed adjustments. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43.0 million made to the former owners of NordicTrack (acquired in June
1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $9.2 million. The net federal tax due relating to the proposed adjustments approximates $15.9 million. Interest on the proposed deficiencies approximates $21.1 million as of May 2, 1998.

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

      As of May 2, 1998, the Company did not have any net deferred tax assets after recording a valuation reserve of $19.1 million during the third quarter of fiscal 1998, resulting in a total tax provision of $31.4 million for the first nine months of fiscal 1998.

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

The Company operates in two industry segments, NordicTrack and Smith & Hawken. NordicTrack designs, sources and markets physical fitness and exercise equipment and other health-related products through specialty stores and kiosks operated by its wholly-owned subsidiary, Nordic Advantage and, beginning in fiscal 1998, to wholesale customers. During the second quarter of fiscal 1998, NordicTrack announced plans to strategically reposition its operations by outsourcing its manufacturing and distribution activites and closing its Glencoe, Minnesota production facility; exiting or outsourcing its direct response and catalog businesses; and closing underperforming stores. NordicTrack intends to focus its resources on its retail sales channel. Smith & Hawken markets fine gardening tools, clothing, furniture, plants and accessories through its catalogs and specialty retail stores.

FINANCIAL CONDITION

On March 11, 1998, the Company announced that it had amended its senior revolving credit agreement to provide the Company and its subsidiaries with up to $50.0 million of financing through July 10, 1998. The Company is using the funds for general corporate purposes, including the execution of a restructuring plan underway at NordicTrack and the expansion of Smith & Hawken.

Because of the substantial losses incurred in fiscal 1997 and continuing losses in fiscal 1998 from NordicTrack's operations, the Company will need to raise additional funds to continue its business at current operating levels, including a restructured NordicTrack business. Accordingly, the Company is engaged in discussions with its lenders to extend the existing $50.0 million credit facility beyond its current July 10, 1998 expiration date and to increase its credit facility by an additional $25.0 million to $75.0 million. In the event the Company is unable to obtain the funds needed to continue its business operations in accordance with its fiscal 1998 business plan, the combination of potential continued losses and the concern among the Company's customers and suppliers about the Company's future viability could force the Company to substantially curtail its business operations or to seek protection under the insolvency laws.

The Company believes that internally generated funds, proceeds from the sale of assets and funds which the Company is seeking to obtain under its revolving credit facility or through private financing transactions will be sufficient to meet its operating needs and anticipated capital expenditures through the later of July 10, 1998 or any extension of its revolving credit agreement. However, there can be no assurance that the Company can obtain an extension of its revolving credit agreement or complete a private financing transaction on terms acceptable to the Company.

Stockholders' equity had a deficit balance of $53.3 million at May 2, 1998, a decrease of $99.0 million from July 31, 1997. The change in stockholders' equity was primarily due to the net loss of $102.4 million for the first nine months of the year, offset in part by $3.0 million of additional paid-in capital recorded in the third quarter in connection with warrants issued to the Company's lenders under its revolving credit facility. A working capital deficit of $45.6 million existed at May 2, 1998, compared with working capital of $9.7 million at July 31, 1997. The change in working capital was primarily due to the use of excess cash and the revolving credit facility to finance operations and an increase in accounts payable, offset in part by higher inventories. Inventories at May 2, 1998 were $7.1 million higher than at July 31, 1997 primarily due to lower than expected sales at NordicTrack, additional inventory for new Smith & Hawken stores, lower than expected Spring sales at Smith & Hawken attributable to poor weather in the western United States, and the normal seasonal inventory buildup at Smith & Hawken. During the first nine months of fiscal 1998, the Company invested approximately $4.9 million in property, plant and equipment, compared with the $3.9 million spent during the first nine months of fiscal 1997. The Company had approximately $42.3 million of advances and $3.1 million of letters of credit outstanding under its revolving credit facility at May 2, 1998.

In January 1998, the Company announced that it had engaged an investment banking firm to assist in conducting a comprehensive review of the Company's strategic alternatives including possible sale, recapitalization, and/or joint venture opportunities for the Company and/or its two operating divisions. The strategic review is ongoing.

RESULTS OF OPERATIONS

For the third quarter of fiscal 1998, net sales decreased 37.8% to $59.8 million from $96.1 million in the third quarter of fiscal 1997. Net sales for the first nine months of fiscal 1998 were $226.8 million, a decrease of 18.5%, compared with $278.4 million for the first nine months of fiscal 1997. The decrease in sales in the third quarter and nine month periods was attributable to lower sales at NordicTrack, which were caused in part by NordicTrack's decision in January 1998 to exit the direct response and catalog sales channels. Smith & Hawken's sales increased during the third quarter and nine month periods.

The Company incurred a net loss of $43.7 million in the third quarter of fiscal 1998 compared with a net loss of $8.6 million during the same period of fiscal 1997. For the first nine months of fiscal 1998, the Company reported a net loss of $102.4 million compared with a net loss of $27.4 million in fiscal 1997. The net losses for the quarter and first nine months were primarily due to the income tax provisions recorded in the second and third quarters of fiscal 1998, restructuring and asset impairment charges recorded by NordicTrack in the second quarter of fiscal 1998, lower sales and gross margins at NordicTrack, and higher interest charges.

Retail sales for the third quarter of fiscal 1998 decreased 28.0% to $40.2 million from $55.8 million in the third quarter of fiscal 1997 and retail sales for the first nine months of fiscal 1998 decreased 13.3% to $140.1 million from $161.6 million in the first nine months of fiscal 1997. The declines in retail sales were primarily due to lower retail sales at NordicTrack which were partially offset by higher retail sales at Smith & Hawken.

Direct response and mail order sales decreased $23.7 million to $16.5 million in the third quarter of fiscal 1998 and decreased $42.1 million to $74.6 million during the first nine months of fiscal 1998, compared with the similar periods of fiscal 1997. The decreases in direct response and mail order sales were primarily due to lower direct response sales at NordicTrack; mail order sales at Smith & Hawken increased during these same periods.

Cost of goods sold as a percentage of net sales increased from 49.5% in the third quarter of fiscal 1997 to 64.4% in the third quarter of fiscal 1998, and from 46.4% in the first nine months of fiscal 1997 to 56.4% in the first nine months of fiscal 1998. The increases in cost of goods sold as a percentage of sales during each of these periods were primarily due to NordicTrack's reduced margins on cross-country skiers, non-motorized treadmills and abdominal products which experienced lower sales and higher discounting; the change in the sales mix toward lower-margined motorized treadmills; sales promotions and after-sale product costs of the elliptical exercise machines; liquidation of inventories of discontinued product lines; Glencoe, Minnesota manufacturing plant inefficiencies which arose from capacity underutilization; write-down of inventories resulting from the decision to exit direct response and catalog operations; and discounts to wholesale customers. The effects of these changes at NordicTrack were partially offset by lower cost of goods sold as a percentage of net sales from sales of UltraLift(TM), NordicTrack's strength-training machine. Smith & Hawken's cost of goods sold as a percentage of sales also increased primarily due to higher markdowns taken to clear holiday catalog merchandise and higher markdowns to counteract lower than expected store sales due to poor weather in February and March.

Selling, general and administrative expenses increased as a percentage of sales from 63.6% in the third quarter of fiscal 1997 to 71.3% in the third quarter of fiscal 1998, and decreased from 67.9% in the first nine months of fiscal 1997 to 67.5% in the same period of fiscal 1998. Both NordicTrack and Smith & Hawken experienced higher selling, general and administrative expenses as a percentage of sales. NordicTrack's increase was primarily due to the decrease in sales, including comparable store sales, over which fixed costs are spread, and higher costs of shipping its products to customers. The increase at Smith & Hawken resulted primarily from a variety of activity-related costs which were incurred in expectation of generating higher sales than were actually realized.

During the second quarter of fiscal 1998, NordicTrack announced that it will focus on its retail and wholesale sales channels and that it plans to exit the direct response and catalog businesses. NordicTrack also announced that it would cease manufacturing and distribution activities at its Glencoe, Minnesota facility. As a result, NordicTrack recorded asset impairment charges of $2.9 million and restructuring charges of $8.5 million to cover estimated costs to strategically reposition its operations. NordicTrack immediately eliminated 51 full-time positions and 65 seasonal telemarketing positions. When manufacturing operations ceased at NordicTrack's Glencoe, Minnesota facility in May 1998, an additional 98 factory positions were phased out. In April 1999, when the distribution and refurbishment functions are expected to cease in Glencoe, Minnesota, 101 positions are expected to be eliminated. The restructuring reserve balance as of May 2, 1998 was $2.2 million. Of the $6.3 million of restructuring charges charged against the reserve in the third quarter, $0.4 million required the expenditure of cash, primarily for severance. NordicTrack expects to incur additional restructuring charges in the fourth quarter of fiscal 1998 and in the first quarter of fiscal 1999 to renegotiate and/or terminate certain contracts relating to and benefiting the direct response and catalog businesses.

The Company incurred net interest expense of $3.3 million, or 5.5% of net sales, in the third quarter of fiscal 1998, compared with $0.4 million, or 0.5% of net sales, in the third quarter of fiscal 1997. During the first nine months of fiscal 1998, net interest expense was $5.4 million, or 2.4% of net sales, compared with $1.2 million, or 0.4% of net sales, in fiscal 1997. The increase in net interest expense as a percentage of net sales was primarily due to increased borrowings under the revolving credit facility and higher borrowing costs in fiscal 1998 relative to fiscal 1997.

The Company recorded an income tax provision of $19.1 million in the third quarter of fiscal 1998 and an income tax benefit of $4.4 million in the third quarter of fiscal 1997. For the first nine months of fiscal 1998, the Company recorded an income tax provision of $31.4 million, compared with an income tax benefit of $14.1 million in the first nine months of fiscal 1997. The income tax provisions for the third quarter and first nine months of fiscal 1998 were primarily attributable to valuation reserves recorded against net deferred tax assets. The income tax benefits recorded by the Company in fiscal 1997 represented the benefits it expected to realize upon utilization of tax loss carryforwards.

NordicTrack's net sales decreased 48.5% to $40.8 million in the third quarter of fiscal 1998, compared with $79.2 million in the third quarter of fiscal 1997, and decreased 26.6% to $166.9 million during the first nine months of fiscal 1998, compared with sales of $227.6 million during the first nine months of fiscal 1997. Approximately 75.3% and 59.5% of NordicTrack's net sales in the third quarters of fiscal 1998 and fiscal 1997, respectively, were accounted for by sales at its Nordic Advantage subsidiary, which operates retail stores and mall kiosks. In January 1998, NordicTrack announced that it was exiting the direct response and catalog sales channels. In the future, Nordic Advantage is expected to account for a larger proportion of NordicTrack's total sales than in the past.

Nordic Advantage's sales decreased from $47.1 million in the third quarter of fiscal 1997 to $30.7 million in the third quarter of fiscal 1998, and from $135.8 million in the first nine months of fiscal 1997 to $110.9 million in the first nine months of fiscal 1998. The decrease in Nordic Advantage's sales was primarily due to lower comparable store sales and a decrease in the number of mall-based stores and kiosks operating during these periods. As of May 2, 1998, Nordic Advantage operated 105 stores and 56 kiosks compared with 126 stores and 87 kiosks at the end of the third quarter of fiscal 1997. Comparable store sales at NordicTrack decreased 32.6% in the third quarter and 16.7% during the first nine months of fiscal 1998.

Direct response and mail order sales at NordicTrack decreased from $32.1 million in the third quarter of 1997 to $7.0 million in the third quarter of fiscal 1998, and from $116.8 million during the first nine months of fiscal 1997 to $43.9 million during the first nine months of fiscal 1998. The decreases in direct response sales were primarily due to NordicTrack's decision to exit its direct response and catalog businesses. Wholesale sales at NordicTrack were $3.1 million in the third quarter and $12.1 million during the first nine months of fiscal 1998. Motorized treadmills continued to demonstrate strong sales through the first nine months of fiscal 1998, however, the Ellipse(TM) continued to have a slower than anticipated ramp-up in sales in both the retail and wholesale channels. Cross-country skiers, AbWorks(TM), non-motorized treadmills, LegShaper Plus(TM), and rider products experienced continued sales declines during the third quarter and first nine months of fiscal 1998, compared with the same periods in fiscal 1997. In addition, sales of UltraLift(TM), NordicTrack's strength-training machine, decreased during the third quarter of fiscal 1998 compared with the same period of fiscal 1997.

Smith & Hawken's net sales increased $2.2 million, or 13.0%, to $19.0 million during the third quarter of fiscal 1998 and increased $9.1 million, or 17.8%, to $59.9 million in the first nine months of fiscal 1998 compared with the corresponding periods of fiscal 1997. Retail sales increased $0.8 million, or 9.2%, to $9.5 million in the third quarter of fiscal 1998, and increased
$3.3 million, or 13.0%, to $29.2 million in the first nine months of fiscal 1998. The increase in retail sales during the third quarter was primarily due to new store openings. Comparable store sales decreased 1.1% during the third quarter, but increased 7.3% during the first nine months of fiscal 1998. Smith & Hawken opened three new stores during the third quarter of fiscal 1998 and operated 28 stores at the end of the third quarter of fiscal 1998, compared with 25 stores at the end of the third quarter of fiscal 1997. Mail order sales at Smith & Hawken rose 17.0% to $9.5 million in the third quarter of fiscal 1998 and increased 22.9% to $30.7 million in the first nine months of fiscal 1998, compared with the corresponding periods of fiscal 1997.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Quarterly Report and presented elsewhere by management from time to time.

      Recent Operating Losses
      Because of the substantial losses incurred in fiscal 1997 and the continuing losses in fiscal 1998 from NordicTrack's operations, the Company will need to raise additional funds to continue its business at current operating levels, including a restructured NordicTrack business. Accordingly, the Company is engaged in discussions with its lenders to extend the existing $50.0 million credit facility beyond its current July 10, 1998 expiration date and to increase its credit facility by an additional $25.0 million to $75.0 million. In the event the Company is unable to obtain the funds needed to continue its business operations in accordance with its fiscal 1998 business plan, the combination of potential continued losses and the concern among the Company's customers and suppliers about the Company's future viability could force the Company to substantially curtail its business operations or to seek protection under the insolvency laws.

      Available Funds
      The Company's future financial performance will also depend on its ability to purchase goods and services on credit and to borrow funds under its revolving credit agreement. If the Company is unable to purchase goods and services on credit or the Company's lenders do not provide the Company with favorable credit arrangements, the Company may need to seek additional funds from other parties. There can be no assurance, however, that the Company would be able to obtain any such third-party funding or obtain such funding on terms acceptable to the Company. Also, in the event the Company elects to raise additional funds through the sale of assets or securities or both, the Company may not be able to complete such sales in a timely manner or on terms favorable to the Company.

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

      New Management Team
      The Company has replaced a number of key executives within the Company and its NordicTrack subsidiary. There can be no assurance, however, that the new personnel will be able to successfully increase revenues or reduce costs at the Company or NordicTrack in the future.

      Seasonality
      The Company's businesses are seasonal, with significant amounts of retail sales in the second and third quarters of the Company's fiscal year. The Company expects this seasonality to continue in the future. Because of this seasonality, the Company's revenues and earnings have fluctuated and will continue to fluctuate from quarter to quarter.

      Advertising and Marketing Programs
      The inability of the Company to periodically design and successfully execute new and effective advertising and marketing programs could adversely affect the Company's business, financial condition and results of operations. During the second quarter of fiscal 1998, NordicTrack announced plans to exit the direct response and catalog businesses, and pursue a partnership with a direct response marketing company, which is ongoing. There can be no assurances, however, that such a partnership will occur or its advertising efforts will be successful.

      Cost Reduction Programs
      In the first nine months of fiscal 1998 and during fiscal 1997, the Company was able to significantly reduce its operating costs as net sales decreased. There can be no assurance, however, that the Company will be able to further reduce operating costs if sales decline in the future.

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

      Tax Matters
      The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS issued a "30-day letter" to the Company proposing certain adjustments which, if sustained, would result in a tax deficiency for the years under examination. The Company has filed an appeal with the IRS protesting the proposed adjustments. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43.0 million made to the former owners of NordicTrack (acquired in June
1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $9.2 million. The net federal tax due relating to the proposed adjustments approximates $15.9 million. Interest on the proposed deficiencies approximates $21.1 million as of May 2, 1998.

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

      Year 2000 Software Issues
      The Company has reviewed the implications of year 2000 compliance and has taken steps designed to ensure that the Company's computer systems and applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and that planned software upgrades, which are in the normal course of business, will address the Company's internal year 2000 needs. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

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


Item 2:     Changes in Securities and Use of Proceeds.

            On March 11, 1998, the Company issued warrants for 1,621,741 shares of Common Stock to the Company's lenders, BankBoston, N.A. and Rothschild Recovery Fund, L.P., in connection with an amendment to the Company's Revolving Credit Agreement. The warrants were issued in consideration of the amendment. Each warrant may be exercised for shares of Common Stock at an exercise price of $0.10 per share. The warrants expire on March 11, 2008. For this issuance, the Company has relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933 as an issuance not involving a public offering.

Items 3-5:   None

Item 6:     Exhibits and Reports on Form 8-K.

                (a) Exhibits - See Exhibit Index.

                (b) Reports on Form 8-K:

                    On April 22,1998, the Company filed a Current Report on Form 8-K announcing under Item 5 (Other Events) the election of John A. C. Pound as Chairman of the Board and Chief Executive Officer and G. Robert Tod as Vice Chairman, and the resignation of Charles M. Leighton as a member of the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CML GROUP, INC.
                                      ---------------
                                      (Registrant)

Date: June 16, 1998                   /s/ Paul J. Bailey
      -------------                   ----------------------------
                                      Paul J. Bailey
                                      Controller
                                      Principal Accounting Officer

                                  EXHIBIT INDEX

                                                                                 Page No.
                                                                                 --------


10(a) --    Amendment No. 1, dated March 11, 1998,  to the Revolving Credit
            Agreement, dated as of April 17, 1996 and amended and restated as of
            August 28, 1997, among the Company, NordicTrack, Inc., Nordic
            Advantage, Inc., Smith & Hawken, Ltd., BankBoston, N.A. and
            Rothschild Recovery Fund, L.P. is incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
            filed June 11, 1996.                                                    24 - 63

10(b) --    Amendment No. 2, dated March 30, 1998, to the Revolving Credit
            Agreement, dated as of April 17, 1996 and amended and restated as of
            August 28, 1997, among the Company, NordicTrack, Inc., Nordic
            Advantage, Inc., Smith & Hawken, Ltd., BankBoston, N.A. and
            Rothschild Recovery Fund, L.P. is incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
            filed June 11, 1996.                                                    64 - 69

10(c) --    Amendment No. 3, dated April 1, 1998, to the Revolving Credit
            Agreement, dated as of April 17, 1996 and amended and restated as of
            August 28, 1997, among the Company, NordicTrack, Inc., Nordic
            Advantage, Inc., Smith & Hawken, Ltd., BankBoston, N.A. and
            Rothschild Recovery Fund, L.P. is incorporated herein by reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q
            filed June 11, 1996.                                                    70 - 76

27    --    Financial Data Schedule                                                 77