Form 10-K
period 1998-07-31
CML GROUP INC
filed 1998-11-13
CIK 729576

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended July 31, 1998

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
        For the transition period from                to

                        Commission file number 001-09630

                                CML GROUP, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                                      04-2451745
       (STATE OR OTHER JURISDICTION OF                       (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                       IDENTIFICATION NO.)

    524 MAIN STREET, ACTON, MASSACHUSETTS                          01720
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

                                      NONE
                                (TITLE OF CLASS)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting Common Stock held by non-affiliates of the registrant was approximately $23,330,287 based on the closing price of the Common Stock as reported on the New York Stock Exchange on October 21, 1998.

     Number of shares of Common Stock outstanding as of October 21, 1998:
62,214,099 shares.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                            PART OF REPORT INTO
                  DOCUMENTS                                 WHICH INCORPORATED
                  ---------                                 -------------------
 Portions of Proxy Statement for the Annual          Items 10, 11, 12 & 13 of Part III
 Meeting of Stockholders to be held in
 December 1998 to be filed with the
 Securities and Exchange Commission in
 November 1998 pursuant to Reg. 240.14a-6(b)
 under the Securities Exchange Act of 1934.

                                     PART I

ITEM 1.  BUSINESS.

     CML Group, Inc. (the "Company" or "CML") was incorporated under the laws of the State of Delaware in 1969. Unless the context otherwise requires, the term "Company" as used herein includes CML and its subsidiaries.

     CML is a specialty marketing company whose principal operations are NordicTrack, Inc. ("Nordic Track") and Smith Hawken, Ltd. ("Smith & Hawken"). NordicTrack, which was acquired in June 1986, designs, sources, and sells physical fitness and exercise equipment and other health-related products under the trade names NordicTrack(R) and Nordic Advantage(TM). Smith & Hawken, which was acquired in February 1993 and conducts its business under the trade name Smith & Hawken(R), sells gardening tools, work wear, outdoor furniture, plants and accessories. On November 5, 1998, NordicTrack and Nordic Advantage Inc. ("Nordic Advantage") filed petitions with the United States Bankruptcy Court for the Western Division of the District of Massachusetts seeking protection under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization which may include a partial or complete liquidation of NordicTrack's operations is being prepared and will be submitted to the Court.

     The bankruptcy petitions filed by NordicTrack and Nordic Advantage on November 5, 1998 constitute defaults under the Company's revolving credit agreement. On November 5, 1998, however, lenders under the Company's revolving credit facility and the holders of the 15% secured convertible redeemable subordinated notes due 2003 agreed to forbear from exercising their rights under the guaranties issued by the Company and its subsidiaries until the earlier of January 31, 1999 or an event of default under the forbearance agreement. The forbearance agreement increases the total borrowing capacity of the Company's subsidiaries under the revolving credit facility to $72.0 million, including $1.5 million of debtor in possession financing for NordicTrack.

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

     The Company's major sales channels consist of Company-operated specialty retail stores and kiosks, and direct marketing, primarily through mail order catalogs and on the Internet. At July 31, 1998, the Company operated 131 retail stores and 28 mall kiosks and had proprietary mail order customer lists containing approximately 1.7 million names. NordicTrack also markets exercise equipment through its wholesale sales channel and has derived significant sales in the past from advertisements in print and on television and from catalog mailings. In the second quarter of fiscal 1998, however, NordicTrack decided to discontinue direct response advertising and catalog mailings, thereby eliminating these channels as sources. In October 1998, Nordic Advantage also announced the closing of substantially all of its seasonal kiosks.

     For the fiscal year ended July 31, 1998, approximately 62.0% of the Company's total revenues were derived from retail stores and mall kiosks compared with approximately 57.7% in fiscal 1997 and 68.2% in fiscal 1996. In fiscal 1998, direct response and mail order sales accounted for approximately 33.6% of total revenues compared with 42.3% in fiscal 1997 and 31.8% in fiscal 1996. Wholesale sales were 4.4% of total revenues in fiscal 1998. In fiscal 1998, NordicTrack's Ellipse(TM) machines, motorized treadmills and UltraLift(TM) weight machines provided 21.0%, 13.0% and 7.1% of total revenues, respectively. NordicTrack's cross-country skiers accounted for 17.1% of total revenues in fiscal 1997, and its AbWorks(TM) product provided an additional 16.1% of revenues. In fiscal 1996, approximately 24.8% of the Company's consolidated net sales were derived from NordicTrack's cross-country skiers, and 18.1% came from the sale of non-motorized treadmills.

     CML continues to operate in two industry segments: (i) NordicTrack and (ii) Smith & Hawken. Additional information on each of these industry segments is provided below and in Note 12 of Notes to Consolidated Financial Statements.

NORDICTRACK (IN BANKRUPTCY PROCEEDINGS)

     NordicTrack experienced operating losses in fiscal 1998 and 1997 and, as a result of the continued losses, on November 5, 1998, NordicTrack and Nordic Advantage filed petitions with the United States Bankruptcy Court for the Western Division of the District of Massachusetts seeking protection under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization which may include a partial or complete liquidation of NordicTrack's and Nordic Advantage's assets is being prepared and will be submitted to the Court. In October 1998, NordicTrack also announced the termination of up to 800 employees at its Chaska, Minnesota headquarters and Glencoe, Minnesota facility, and the closing of substantially all of its seasonal kiosks. The Company undertook a reorganization of NordicTrack during the second quarter of fiscal 1998, at which time the decision was made to exit manufacturing and eliminate the catalog and direct response sales channels.

     NordicTrack designs, sources and sells high quality aerobic and anaerobic exercise equipment and related accessories which it markets to consumers primarily through its wholly-owned subsidiary, Nordic Advantage. Nordic Advantage operates specialty retail stores and kiosks located primarily in the United States and Canada. NordicTrack began the wholesale marketing of its exercise equipment in fiscal 1998, although the wholesale channel is not expected to become a major source of revenues to NordicTrack.

     NordicTrack's principal aerobic products consist of its new line of total-body exercise machines marketed under the Ellipse(TM) and eMotion(TM) trade names and sold at prices ranging from $400 to $900; several models of cross-country ski exercisers sold at prices ranging from $430 to $600; and several motorized treadmills marketed under the PowerTread(TM) trade name and sold at prices ranging from $900 to $1,600. NordicTrack's cross-country ski exercisers utilize a flywheel mechanism that replicates the non-jarring motion of cross-country skiing and provides a complete upper and lower body workout. Exercisers marketed under the Ellipse(TM) trade name use the Ellipta Glide(TM) design with a floating crank mechanism to provide a smooth, fluid elliptical motion.

     NordicTrack's principal anaerobic products are its UltraLift(TM) line of weight machines which sell at prices ranging from $600 to $1,000. UltraLift(TM) weight machines provide health club quality strength training at home. UltraLift(TM) weight machines utilize a four-bar linkage system that gives the user weight resistance without the inconvenience of weight stacks or weight plates.

     During fiscal 1998, approximately 67.8% of NordicTrack's net sales were derived from Nordic Advantage's retail operations, 25.8% came from its direct response and mail order operations and the remaining 6.4% were from wholesale sales.

     Retail stores and kiosks have allowed Nordic Advantage to reach that portion of the fitness market which does not traditionally purchase by direct response or mail order. At the end of fiscal 1998, Nordic Advantage operated 102 stores, down from 123 stores at July 31, 1997 and 126 stores at July 31, 1996. Two retail stores were opened during fiscal 1998 compared with three stores during fiscal 1997 and 12 stores during fiscal 1996. Nordic Advantage's stores vary in size from 1,077 to 4,500 square feet and average approximately 1,900 square feet. The stores generally are located in high traffic urban and suburban malls in affluent areas and in discount outlet malls. A portion of Nordic Advantage's retail sales have come from seasonal kiosks which generally have been open for only a portion of the year. In October 1998, however, Nordic Advantage announced the closing of substantially all of its seasonal kiosks.

     NordicTrack's international sales are not a significant percentage of revenues.

     NordicTrack's operations, including personnel, stores, purchasing, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other industry segment.

SMITH & HAWKEN

     The Smith & Hawken segment currently comprises the Company's Smith & Hawken subsidiary, but included The Nature Company, Smith & Hawken and Hear Music prior to fiscal 1997. Substantially all of the assets of The Nature Company and Hear Music were sold in June 1996 and October 1996, respectively.

     Smith & Hawken is a leading marketer of gardening-related products. Its merchandise categories include furniture, plants, clothing, gardening tools and equipment, and garden-related accessories, including containers, housewares, gifts, and books. Smith & Hawken sells its products through its own Smith & Hawken stores and mail order catalogs. As of July 31, 1998, Smith & Hawken operated 29 retail stores ranging in size from 1,600 to 7,926 square feet and averaging approximately 4,600 square feet. Many of the stores have indoor and outdoor selling space. All of the stores are located in the United States and generally can be found on main streets or in high traffic urban and suburban malls located in affluent communities. Smith & Hawken's retail sales accounted for 49.9% of its fiscal 1998 net sales; the remaining 50.1% of Smith & Hawken's net sales in fiscal 1998 were primarily mail order sales. Approximately 19.0 million catalogs were mailed by Smith & Hawken during fiscal 1998. In fiscal 1999, Smith & Hawken plans to open between 7 and 12 stores and mail approximately 20.3 million catalogs, depending on financing.

     Prior to the sale of The Nature Company in June 1996, the companies included in the Smith & Hawken segment shared real estate services, order processing services, fulfillment and distribution services, and management information services and systems. When The Nature Company business was sold, Smith & Hawken contracted with the buyer to continue providing these services on a negotiated fee basis. In August 1998, Smith & Hawken moved the management information functions in-house but continues to purchase order processing, fulfillment and distribution services from the buyer of The Nature Company's business. Smith & Hawken's operations, including personnel, stores, purchasing, merchandising, distribution, order fulfillment, accounting and management information systems, are separate and distinct from the Company's other industry segment.

TRADE NAMES

     The Company believes that the names under which it conducts its business are of significant value because they are established, well-known and respected.

     Shown below are the Company's principal trade names and trademarks and their estimated number of years in existence:

                   PRINCIPAL TRADE NAMES                      YEARS IN
                       AND TRADEMARKS                         EXISTENCE
                   ---------------------                      ---------
NordicTrack(R)..............................................  Over 21
Nordic Advantage(TM)........................................  Over 7
Smith & Hawken(R)...........................................  Over 13

     The Company has entered into licensing agreements with third parties for the use of patents in connection with the manufacture of certain products, including Ellipse(TM), eMotion(TM) and UltraLift(TM).

DISTRIBUTION

     The manufacture of NordicTrack's products is outsourced in the United States and overseas. Inventory shipments are received at NordicTrack's Glencoe, Minnesota facility from which retail orders are fulfilled. Prior to fiscal 1999, NordicTrack also received products at and distributed them from its Sioux Falls, South Dakota distribution center. NordicTrack intends to sell its Glencoe, Minnesota property and contract with third-party storage and transportation companies to warehouse and distribute products. Certain NordicTrack products are sold by NordicTrack to its wholly-owned subsidiary, Nordic Advantage, for resale through its retail stores and kiosks. In October 1998, however, Nordic Advantage announced the closing of substantially all of its seasonal kiosks. NordicTrack also sells certain products on a wholesale basis to select third-party retailers, although the wholesale channel is not expected to become a major source of revenues to NordicTrack.

     Prior to the sale of The Nature Company's business to The Discovery Channel Store ("DCS") in fiscal 1996, Smith & Hawken's products were shipped by suppliers to a Florence, Kentucky distribution center leased by both Smith & Hawken and The Nature Company. The Company's interest in the Florence, Kentucky distribution center was sold with the assets of The Nature Company in June 1996. When the Company's interest in the Kentucky distribution center terminated, Smith & Hawken contracted with DCS to continue providing Smith & Hawken with certain services on a fee-for-service basis. This service contract terminated on August 31, 1998 and was replaced with a new fee-for-service contract that was signed on October 22, 1998. Under the new contract, DCS provides Smith & Hawken with warehousing, distribution and call center services, including the receipt and processing of customer orders and customer service. The new agreement requires written notice 180 days in advance to terminate it and may not be terminated before August 31, 1999 for receiving and distribution services or before August 31, 2000 for call center services.

     Shipping charges associated with acquiring products and merchandise and distributing them to customers are significant factors in the operation of the Company's businesses. Increases in shipping costs, or disruptions in delivery and shipping services, could adversely affect the Company's operating results.

SUPPLIERS

     The Company has various domestic and foreign suppliers, none of which accounts for more than 10% of its purchases, except for ICON Health & Fitness, Inc. ("ICON Health & Fitness"). ICON Health & Fitness, which manufactures motorized treadmills to specification for NordicTrack, accounted for approximately 13% of the Company's total purchases in fiscal 1998. Generally, the Company is not dependent upon any single source for any raw materials or items of merchandise. Several of NordicTrack's products, however, are produced by single but separate manufacturers, from which a disruption of supply could adversely affect the Company's operating results. In general, Smith & Hawken contracts with one or more printers and paper suppliers for its mail order catalogs.

MANUFACTURING

     The Company's principal manufacturing activity was conducted at NordicTrack's Glencoe, Minnesota facility, which is approximately 284,000 square feet in size. During the second quarter of fiscal 1998, the Company decided to cease manufacturing operations at NordicTrack and sell the Glencoe, Minnesota facility. The facility is currently listed for sale. Cross-country ski exercisers and the Ellipse(TM) line of exercise machines were produced at the Glencoe facility prior to the cessation of manufacturing activities.

COMPETITION

     The markets in which the Company is engaged are highly competitive.

     NordicTrack competes with several companies which design, manufacture and distribute physical fitness and exercise equipment, have greater financial resources and offer a greater selection of products. Its competitors include such companies as ICON Health & Fitness, Inc., Precise Exercise Equipment, Precor Incorporated, Fitness Quest Inc., Road Master Industries, Inc., Diversified Products Corp., Health Rider, Inc., Soloflex, Inc. and Consumer Direct, Inc. In recent years, NordicTrack's competitors have introduced several new and competitive products at competitive prices.

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

     Competition in the mail order business has intensified in recent years due to increases in the number of competitors, the number of catalogs mailed and the increasing popularity of e-commerce on the Internet.

SEASONALITY

     The Company's businesses are seasonal, with a higher percentage of retail sales in the second fiscal quarter. The following table shows the approximate percentage of consolidated sales in each quarter of fiscal 1998:

                                                            PERCENTAGE
FISCAL QUARTER ENDED                                         OF SALES
--------------------                                        ----------
     October..............................................      21%
     January..............................................      40%
     April................................................      22%
     July.................................................      17%
                                                               ---
               Total......................................     100%
                                                               ===

WORKING CAPITAL REQUIREMENTS

     The Company has a working capital deficiency of $112.9 million at July 31, 1998 compared with working capital of $9.7 million at July 31, 1997. Inventory purchases represent the most significant use of working capital. The Company believes that its working capital requirements follow the seasonal patterns of other companies operating within its industry segments. Inventory represented approximately 69% and 67% of the Company's working capital assets, excluding cash and cash equivalents, and refundable and deferred income taxes, at July 31, 1998 and 1997, respectively. Inventory purchases are based on future anticipated sales and typically reach their highest levels of the year in the fall in anticipation of the Christmas holiday and winter seasons and early spring in anticipation of the primary gardening season.

     The bankruptcy petitions filed by NordicTrack and Nordic Advantage on November 5, 1998 constitute defaults under the Company's revolving credit agreement. On November 5, 1998, however, the lenders under the Company's revolving credit facility and the holders of the 15% secured convertible redeemable subordinated notes due 2003 agreed to forbear from exercising their rights under the guaranties issued by the Company and its subsidiaries until the earlier of January 31, 1999 or an event of default under the forbearance agreement. The forbearance agreement increases the total borrowing capacity of the Company's subsidiaries under the revolving credit facility to $72.0 million, including $1.5 million of debtor in possession financing for NordicTrack.

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

     In May 1998, settlement discussions with the EPA resumed regarding responsibility for the environmental problems and the costs of cleanup. An agreement in principle has been reached pursuant to which the Company will be required to pay $600,000 to the EPA in return for a release from liability. The terms of the settlement document, including the release, are under negotiation. The Company's primary insurer has agreed to pay $575,000 of the settlement and the Company will pay $25,000.

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

EMPLOYEES

     During fiscal 1998, NordicTrack and Smith & Hawken employed approximately 2,400 people on average, including full-time, part-time and seasonal employees. On January 28, 1998, NordicTrack announced the immediate termination of 51 full-time employees and 65 seasonal telemarketing representatives located at its Chaska, Minnesota headquarters and Glencoe, Minnesota manufacturing and distribution facility. At that time, NordicTrack announced plans to phase out an additional 217 positions in May 1998 and an additional 70 positions in September 1998 at the Glencoe, Minnesota facility. NordicTrack also announced an operational restructuring on October 14, 1998, including the reduction of its Chaska, Minnesota and Glencoe, Minnesota work force by up to 300 employees, or approximately 25 percent, from approximately 1,200 full-time equivalent employees. On October 22, 1998, the Company announced further actions to restructure NordicTrack and additional work force reductions of up to 500 employees.

     The Company employs a large number of part-time employees from time to time because of the seasonality of the Company's sales. The Company considers its employee relations to be satisfactory. On November 2, 1998, NordicTrack, Inc., the NordicTrack Severance Pay Plan and CML Group, Inc. were named as defendants in a Class Action Complaint in United States District Court for the District of Minnesota. The named plaintiffs are five former NordicTrack employees. See Note 10 of Notes to Consolidated Financial Statements for additional information.

FOREIGN AND DOMESTIC OPERATIONS

     To date, international sales, licensing revenues and export sales have accounted for less than five percent of the Company's total annual sales. The Company's NordicTrack subsidiary operates a retail store and several kiosks in the United Kingdom.

     Intercompany sales between the Company's operating units are not significant.

ITEM 2.  PROPERTIES.

     Most of the Company's facilities, including its retail stores, are leased from third parties. However, its principal NordicTrack administrative and distribution facilities are owned by NordicTrack. The Company also owns its corporate offices in Acton, Massachusetts.

     Shown below is a summary of the square footage of Smith & Hawken's and NordicTrack's principal facilities at July 31, 1998, by primary function:

                                                    SQUARE FEET
                            -----------------------------------------------------------
                                  SMITH & HAWKEN                   NORDICTRACK
                            ---------------------------    ----------------------------
                            OWNED    LEASED      TOTAL     OWNED     LEASED      TOTAL
                            -----    -------    -------    ------    -------    -------
Distribution..............    --       8,802      8,802    18,000      7,500     25,500
Retail Selling............  1,805    132,176    133,981        --    189,443    189,443
Office & Administration...    --      26,000     26,000    70,000     28,900     98,900
                            -----    -------    -------    ------    -------    -------
          Total...........  1,805    166,978    168,783    88,000    225,843    313,843
                            =====    =======    =======    ======    =======    =======

     The information excludes the Company's 8,900 square foot corporate offices which are listed for sale, and NordicTrack's Glencoe, Minnesota, St. Peter, Minnesota and Sioux Falls, South Dakota facilities. The Glencoe and St. Peter facilities are for sale and are approximately 284,000 and 15,000 square feet, respectively. The Sioux Falls facility, which is leased and available for subleasing, is approximately 130,000 square feet in size.

     Smith & Hawken has been notified by the landlord of its corporate offices of the landlord's intent to terminate the lease in the Spring of 2000. The current facility is approximately 26,000 square feet and is included in the data shown above. Smith & Hawken is seeking to negotiate a new lease for a larger space to accommodate future growth.

     Most of the retail store leases have initial terms ranging from five to ten years, with options to renew in certain cases. Retail store leases generally provide for minimum or base rents, additional expenses for common area maintenance charges and additional rent calculated as a percentage of sales in excess of specified levels. Rental expense under all leases for fiscal 1998 was approximately $21.6 million. For additional information regarding the Company's lease obligations, see Note 10 of Notes to Consolidated Financial Statements.

ITEM 3.  LEGAL PROCEEDINGS.

NORDICTRACK AND NORDIC ADVANTAGE BANKRUPTCY FILING

     On November 5, 1998, NordicTrack and Nordic Advantage filed petitions with the United States Bankruptcy Court for the Western Division of the District of Massachusetts seeking protection under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization which may include a partial or complete liquidation of NordicTrack's operations is being prepared and will be submitted to the Court.

LITIGATION

     NordicTrack is named as the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York and subsequently transferred to the United States District Court for the District of Minnesota on January 30, 1997. The named plaintiffs, Elissa Crespi and John Lucien Ware, Jr., allege in the Consolidated

Complaint that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. The named plaintiffs assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the State of New York General Business Law. The named plaintiffs also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On September 2, 1997, the named plaintiffs filed a motion to remand the case to state court in New York, which NordicTrack opposed. On January 5, 1998, the parties reached an agreement-in-principle concerning the general terms and conditions of a class action settlement of the case which was memorialized in a Memorandum of Understanding filed with the Minnesota Court. On January 8, 1998, the United States District Court for the District of Minnesota remanded the case to the Supreme Court for the State of New York for consideration of whether the proposed settlement should be approved and a final judgment and order entered thereon. Since the filing of the Memorandum of Understanding, the parties have executed the comprehensive terms of a Stipulation of Settlement. Management believes the settlement will not have a material adverse impact on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the New York Court will ultimately approve the class settlement. If the New York Court does approve the settlement, there can be no assurance that it will not be reversed or modified on appeal.

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

     In a complaint dated September 30, 1997, filed by Precor Incorporated ("Precor") in the United States District Court for the Western District of Washington in Seattle, Precor alleges that the manufacture, offering for sale and sale by NordicTrack of its exercisers marketed under the Ellipse(TM) trademark infringe a United States patent which Precor has licensed from the inventor, Larry Miller (the "Miller Patent"). The technology used in NordicTrack's Ellipse(TM) exercisers is licensed by NordicTrack from a third party, and the Company believes that NordicTrack's products do not infringe the Miller Patent. In February 1998, Precor amended the complaint to add infringement claims against a major wholesale customer of NordicTrack's and the licenser of NordicTrack's technology. In March 1998, Precor added as parties the two manufacturers of the Ellipse(TM) exercisers, one in Taiwan and one in Tennessee. The complaint is scheduled for trial in 1999. Precor has returned the Miller Patent to the United States Patent and Trademark Office for further examination. NordicTrack filed a separate reexamination request in April 1998 and requested a stay of the litigation pending completion of the reexaminations. The Court has denied the stay petition. Meanwhile, discovery has recently commenced. While NordicTrack believes it has meritorious defenses to the complaint and intends to vigorously defend against the allegations, this lawsuit is in an early stage, and the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of an unfavorable outcome.

     On May 8, 1998, NordicTrack was named as a defendant in a complaint filed by Fitness Quest Inc. ("Fitness Quest") in the United States District Court for the Eastern Division of the Northern District of Ohio. Fitness Quest alleges the marketing by NordicTrack of a line of elliptical exercise products under the Ellipse(TM) trademark infringes the Eclipse Trainer(R) trademark used by Fitness Quest on its elliptical motion exercise machines and also alleges various violations of state and federal unfair competition laws. This complaint was settled on September 28, 1998. Management believes the contemplated settlement will not have a material adverse impact on the Company's business, financial condition and results of operations.

     On May 21, 1998, NordicTrack was named as a defendant in a complaint filed by Michael L. Richey ("Richey"), an individual inventor and patentee of United States Patent No. 4,949,958 entitled "Weight Lifting Machine", in the United States District Court for the Southern District of Indiana at Indianapolis. Richey alleges that the NordicTrack UltraLift and Isolift exercise machines infringe his patent. He seeks an injunction under the patent to block sale by NordicTrack of those machines. No request for a preliminary injunction has yet been filed. Discovery has recently begun. While NordicTrack believes it has meritorious defenses to the complaint and intends to vigorously defend against the allegations, this lawsuit is in its earliest stages, and the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of an unfavorable outcome.

     On November 2, 1998, NordicTrack, Inc., the NordicTrack Severance Pay Plan and CML Group, Inc. were named as defendants in a Class Action Complaint (the "Class Action Complaint") filed in United States District Court for the District of Minnesota by five former NordicTrack employees on behalf of themselves and other persons similarly situated. The named plaintiffs, Jay Miller, Carol Hamlin, Denisa Pulk, Colleen Entinger and Bernadine Venske allege in the Class Action Complaint that NordicTrack and CML Group violated the Worker Adjustment and Retraining Notification Act (the "WARN Act") by failing to provide sixty days written notice to employees advising them that NordicTrack facilities in Chaska, Minnesota and Glencoe, Minnesota were going to be shut down. The plaintiffs further allege that NordicTrack and CML Group violated the Employee Retirement Income Security Act ("ERISA") by breaching their fiduciary duty to pay terminated NordicTrack employees benefits pursuant to the NordicTrack Severance Pay Plan. The plaintiffs are seeking back pay and damages pursuant to the WARN Act and severance benefits under the NordicTrack Severance Pay Plan. While NordicTrack and CML Group believe they have meritorious defenses to the Class Action Complaint and intend to vigorously defend against the allegations, this lawsuit is in its earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of an unfavorable outcome.

     The Company is involved in various other legal proceedings which have arisen in the ordinary course of business. Management believes the outcome of such other legal proceedings will not have a material adverse impact on the Company's consolidated financial condition or results of operations. See Note 10 of Notes to Consolidated Financial Statements for information on environmental matters.

TAX MATTERS

     The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS issued a "30-day letter" to the Company proposing certain adjustments which, if sustained, would result in a tax deficiency for the years under examination. The Company has filed an appeal with the IRS protesting the proposed adjustments. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43.0 million made to the former owners of NordicTrack (acquired in June
1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $9.2 million. The net federal tax due relating to the proposed adjustments approximates $15.9 million. Interest on the proposed deficiencies approximates $22.2 million as of July 31, 1998.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1998.

EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Company are as follows:

NAME                                   AGE                       POSITION
----                                   ---                       --------
John A. C. Pound.....................  43     Chairman of the Board of Directors and Chief
                                                Executive Officer
Michael G. Koppel....................  42     Chief Operating Officer
Glenn E. Davis.......................  44     Executive Vice President of Finance and
                                                Administration, Chief Financial Officer and
                                                Treasurer
Paul J. Bailey.......................  41     Vice President and Controller

     Mr. Pound became a director of the Company in December 1997. He was named Chairman of the Board of Directors in January 1998, Acting Chief Executive Officer in February 1998 and Chief Executive Officer of the Company in April 1998. Prior to joining the Company, he was a consultant on business strategy and corporate governance to investment organizations and corporations from January 1988 until January 1998, a lecturer at Harvard Law School from September 1994 until June 1997, and a member of the faculty at the Kennedy School of Government at Harvard University from September 1987 until June 1994.

     Mr. Koppel became Chief Operating Officer of the Company and Chief Financial Officer of NordicTrack in September 1998. Prior to joining the Company and NordicTrack, he was Vice President and Chief Financial Officer of Lids Corporation from March 1997 until August 1998, Vice President and Controller of the Filenes division of May Department Stores from March 1993 until February 1997, and Vice President and Controller of the G. Fox & Co. division of May Department Stores from January 1988 until February 1993.

     Mr. Davis was named Executive Vice President of Finance and Administration in February 1998. He has been a Vice President of the Company since November 1989 and served as Controller of the Company from May 1984 through June 1996. He was named Chief Financial Officer in March 1996 and Treasurer in June 1996.

     Mr. Bailey has been a Vice President of the Company since August 1998. He joined the Company in January 1985 as the Director of Financial Operations. In June 1996, he became Controller of the Company.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the New York Stock Exchange under the symbol "CML."

     The following table sets forth for the fiscal periods indicated the high and low sales prices per share of the common stock as reported on the New York Stock Exchange.

                                                       FISCAL 1998       FISCAL 1997
                                                      --------------    --------------
QUARTER                                               HIGH      LOW     HIGH      LOW
-------                                               -----    -----    -----    -----
First...............................................  $5.13    $2.81    $5.75    $3.13
Second..............................................   4.13     1.50     4.88     2.88
Third...............................................   2.38     1.06     3.25     1.88
Fourth..............................................   3.75     0.63     3.69     1.75

     The Company did not declare any cash dividends on its common stock during fiscal 1998 and declared one cash dividend aggregating $0.01 per share on its common stock during fiscal 1997. The Company is prohibited from paying cash dividends under the terms of its financing agreements. Although in the past the Company has occasionally paid dividends to its shareholders on a quarterly basis, the Company currently has a retained earnings deficit and has no present intention to pay dividends to its shareholders. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and Note 6 of Notes to Consolidated Financial Statements.

     The number of shareholders of record of the Company's common stock as of October 21, 1998 was 6,162.

     On July 27, 1998, the Company sold a secured convertible redeemable subordinated note in the principal amount of $20 million (the "Note") to the State of Wisconsin Investment Board (the "Purchaser"). The Note is due July 27, 2003 and is convertible at the option of the Purchaser, at any time prior to 5:00 P.M. on July 27, 2003, at an initial rate of one share for each $4.00 of principal amount surrendered, subject to adjustment ("Conversion Price"). The
Note is also convertible upon election by the Company: (i) at a conversion rate based upon trading prices of the common stock prior to conversion, if the Company receives gross proceeds of $30 million or more from the sale of its equity securities and (ii) at the Conversion Price, if trading prices of common stock exceed the Conversion Price for a specified period. The Note bears interest at the rate of 15% per annum, is prepayable at any time by the Company and may be redeemed in full at the election of the Purchaser after September 1, 2000. The Company's obligations under the Note are secured by a junior lien in substantially all of the assets of the Company and its subsidiaries. The Company also granted the Purchaser a right of first refusal in connection with future issuances of equity by the Company. For this issuance, the Company has relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933 as an issuance not involving a public offering. No principal underwriter was involved in the above issuance. See Note 7 of Notes to Consolidated Financial Statements.

     Pursuant to a July 27, 1998 Stock Purchase Agreement by and among the Company, B III Capital Partners, L.P. ("B III Capital") and Mellon Bank, N.A. ("Mellon"), solely in its capacity as Trustee for General Motors Employees Domestic Group Pension Trust as directed by DDJ Capital Management, LLC, Mellon and B III Capital purchased 1,905,600 and 9,909,118 shares of common stock, respectively, for a purchase price of $.10 per share. For this issuance, the Company has relied upon an exemption from registration under Section 4(2) of the Securities Act of 1933 as an issuance not involving a public offering. No principal underwriter was involved in the above issuance.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                        YEAR ENDED JULY 31,
                                     ---------------------------------------------------------
                                       1998         1997        1996        1995        1994
                                     ---------    --------    --------    --------    --------
                                               (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................  $ 274,360    $341,315    $544,905    $712,613    $655,791
Income (loss) from continuing
  operations before extraordinary
  gain.............................   (127,378)    (40,214)    (84,809)     15,906      50,563
Income (loss) per share from
  continuing operations before
  extraordinary gain...............      (2.54)      (0.81)      (1.72)       0.32        0.98
Cash dividends declared per
  share............................         --        0.01        0.06        0.09        0.08
Working capital (deficiency).......   (112,915)      9,695      56,163     116,533     103,742
Total assets.......................     94,332     146,336     213,351     340,081     384,663
Noncurrent liabilities.............     10,427      51,489      48,794      69,021      84,356
Stockholders' equity
  (deficiency).....................    (66,658)     45,728      85,797     188,552     219,237

     The Company sold its Hear Music subsidiary in fiscal 1997, its Britches of Georgetowne and The Nature Company subsidiaries in fiscal 1996, and undertook the reorganization of NordicTrack in fiscal 1998. See Notes 3, 4 and 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

     The Company operates two subsidiaries, NordicTrack and Smith & Hawken, each of which is treated as a separate segment in the accompanying consolidated financial statements. On November 5, 1998, NordicTrack and Nordic Advantage filed petitions with the United States Bankruptcy Court for the Western Division of the District of Massachusetts seeking protection under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization which may include a partial or complete liquidation of NordicTrack's and Nordic Advantage's assets is being prepared and will be submitted to the Court. NordicTrack's assets, liabilities and results of operations are included in the accompanying Consolidated Financial Statements.

     Prior to the Company's decision to divest The Nature Company and Hear Music in the third quarter of fiscal 1996, both subsidiaries were included in the results of the Smith & Hawken segment. In connection with its decision to sell The Nature Company and Hear Music, the Company recorded a charge against earnings which is included in the fiscal 1996 results for the Smith & Hawken segment in the accompanying consolidated financial statements. In fiscal 1995, the Company decided to sell its Britches of Georgetowne ("Britches") subsidiary, which is accounted for as a discontinued operation in the accompanying consolidated financial statements.

     NordicTrack designs, sources and markets physical fitness and exercise equipment and other health-related products through specialty stores and kiosks operated by its wholly-owned subsidiary, Nordic Advantage; through direct response advertising on the Internet; and to wholesale customers. Smith & Hawken markets fine gardening tools, clothing, furniture, plants and accessories through its catalogs and specialty retail stores. Industry segment information is presented in Note 12 of Notes to Consolidated Financial Statements.

     This Annual Report contains forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of factors that could cause the Company's actual results to differ materially from those indicated by such forward-looking statements. These factors include, without limitation, those set forth below under the caption "Certain Factors that May Affect Future Results." See also Note 10 of the Notes to Consolidated Financial Statements for information on commitments and contingencies.

RESULTS OF CONTINUING OPERATIONS -- FISCAL 1998 AND 1997

  CML Consolidated

     The Company had net sales of $274.4 million in fiscal 1998, a decrease of $66.9 million, or 19.6%, from fiscal 1997. During fiscal 1998, the Company had a net loss from continuing operations of $127.4 million compared with a net loss from continuing operations of $40.2 million in fiscal 1997.

     During fiscal 1998, retail sales decreased $26.9 million to $170.2 million, or 13.7% below fiscal 1997's retail sales. The decrease in retail sales was primarily due to lower retail sales at Nordic Advantage, offset in part by an increase in retail sales at Smith & Hawken. During fiscal 1998, Smith & Hawken and Nordic Advantage opened four stores and two stores, respectively.

     Direct response and mail order sales decreased $52.0 million in fiscal 1998, or 36.1% below the prior year, to $92.2 million. The decrease in direct response and mail order sales was primarily attributable to lower direct response and mail order sales at NordicTrack offset in part by an increase in mail order sales at Smith & Hawken. During the third quarter of fiscal 1998, NordicTrack exited the direct response and mail order businesses. See Note 3 of Notes to Consolidated Financial Statements.

     In November 1997, NordicTrack began distributing its products through other retailers and during fiscal 1998 recorded $12.0 million of sales to wholesale customers. The Company does not expect wholesale sales to become a significant source of revenues for NordicTrack.

     The Company expects future sales growth, if any, will result primarily from the addition of new Smith & Hawken stores. The Company's international operations were not significant during fiscal 1998 and are not expected to be significant for the next several years.

     Cost of goods sold increased as a percentage of sales from 48.1% in fiscal 1997 to 59.0% in fiscal 1998. The increase in cost of goods sold as a percentage of sales was primarily attributable to lower margins on the Company's NordicTrack products.

     Selling, general and administrative expenses decreased as a percentage of sales from 69.1% in fiscal 1997 to 67.7% in fiscal 1998 primarily as a result of a decrease in selling, general and administrative expenses as a percentage of sales at Smith & Hawken offset in part by an increase in selling, general and administrative expenses as a percentage of sales at NordicTrack.

     During the second quarter of fiscal 1998, NordicTrack announced that it would focus on its retail sales channel and that it planned to exit the direct response and catalog businesses. NordicTrack also announced that it would cease manufacturing and distribution activities at its Glencoe, Minnesota facility. As a result of those decisions, NordicTrack recorded asset impairment and restructuring charges of $2.9 million and $8.9 million, respectively, during fiscal 1998 to reposition its operations. Through July 31, 1998, $6.4 million was charged against the reserve including $1.0 million for items which required the expenditure of cash. The restructuring reserve balance at July 31, 1998 was $2.1 million. Through July 31, 1998, NordicTrack had eliminated 65 telemarketing positions, 98 manufacturing positions and 51 other full-time positions in connection with the strategic repositioning of its operations. In October 1998, NordicTrack announced the elimination of up to 800 additional full-time equivalent positions throughout the company.

     Net interest expense was $11.1 million, or 4.0% of net sales, in fiscal 1998 compared with $1.8 million, or 0.5% of net sales, in fiscal 1997. Net interest expense increased primarily due to higher borrowings under the Company's revolving credit agreement, higher interest rates on those borrowings and transactions costs relating to the renegotiation during the year of the Company's revolving credit agreement.

     During fiscal 1998, the Company recorded an income tax provision of $31.4 million as a result of valuation reserves recorded against net deferred tax assets. During fiscal 1997, the Company recorded an income tax benefit of $20.7 million or 34.0% of the pre-tax loss from continuing operations. See Notes 8 and 10 of the Notes to Consolidated Financial Statements for information related to income taxes and tax matters.

     The increase in the loss from continuing operations in fiscal 1998 was primarily due to higher operating losses at NordicTrack and higher interest expense, partially offset by improved operating results at Smith & Hawken.

  NordicTrack (In Bankruptcy Proceedings)

     On November 5, 1998, NordicTrack and Nordic Advantage filed petitions with the United States Bankruptcy Court for the Western Division of the District of Massachusetts seeking protection under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization which may include a partial or complete liquidation of NordicTrack's and Nordic Advantage's assets is being prepared and will be submitted to the Court.

     Overall net sales decreased 30.4% from $267.7 million in fiscal 1997 to $186.4 million in fiscal 1998. Retail sales decreased $33.2 million, or 20.8%, to $126.3 million in fiscal 1998 compared with $159.5 million in fiscal 1997. During fiscal 1998, NordicTrack opened two retail stores and closed 23 retail stores. Comparable store sales decreased 19.0% during fiscal 1998.

     Direct response and mail order sales decreased $60.1 million, or 55.5%, to $48.1 million in fiscal 1998 from $108.2 million in fiscal 1997. The decrease in retail, direct response and mail order sales was primarily due to lower sales of cross-country skiers, non-motorized treadmills, riders and abdominal and thigh exercisers, partially offset by higher sales of motorized treadmills and sales of the new line of elliptical exercise products. During the third quarter of fiscal 1998, NordicTrack exited the direct response and mail order businesses. NordicTrack accounted for approximately 67.9% and 78.4% of the Company's consolidated net sales in fiscal 1998 and fiscal 1997, respectively. NordicTrack accounted for over 100.0% of the consolidated pre-tax operating loss before interest, corporate and other expenses in each fiscal year.

     NordicTrack's gross margin decreased to 35.8% in fiscal 1998 from 51.7% in fiscal 1997, primarily due to: (i) reduced margins on cross-country skiers, non-motorized treadmills and abdominal products which experienced lower sales and higher discounting; (ii) the change in sales mix toward motorized treadmills which have lower margins; (iii) sales promotions and after-sale product costs of the elliptical exercise machines; (iv) the liquidation of inventories of discontinued product lines; (v) inefficiencies which arose from capacity underutilization at the Glencoe, Minnesota manufacturing plant; (vi) the write-down of inventories resulting from the decision to exit direct response and catalog operations; and (vii) discounts to wholesale customers. The effects of these changes were partially offset by lower cost of goods sold as a percentage of net sales from sales of NordicTrack's UltraLift(TM) line of strength training machines. Selling, general and administrative expenses increased as a percentage of sales from 73.6% in fiscal 1997 to 75.4% in fiscal 1998 primarily due to the decrease in sales, including comparable store sales, over which fixed costs are spread, and higher customer shipping costs, partially offset by a decrease in advertising expense primarily due to the elimination of the direct response and mail order operations.

     NordicTrack had an operating loss of $85.6 million in fiscal 1998 compared with an operating loss of $58.6 million in fiscal 1997. The increase in the operating loss was primarily attributable to lower sales, lower gross margins and higher asset impairment and restructuring charges, offset in part by lower advertising and other selling, general and administrative expenses.

  Smith & Hawken

     Smith & Hawken experienced a 19.6% increase in net sales in fiscal 1998, with net sales increasing from $73.6 million in fiscal 1997 to $88.0 million in fiscal 1998. Retail sales at Smith & Hawken increased $6.3 million, or 16.8%, from $37.6 million in fiscal 1997 to $43.9 million in fiscal 1998 primarily due to the opening of four new retail stores and an 8.3% increase in comparable store sales during fiscal 1998. Mail order sales of the Smith & Hawken segment increased $8.1 million, or 22.5%, to $44.1 million in fiscal 1998 from $36.0 million in fiscal 1997. The increase was primarily due to an increase in the number of catalog pages circulated and an increase in average order size.

     Smith & Hawken's gross margin decreased to 52.1% in fiscal 1998 from 52.7% in fiscal 1997. The decrease in gross margin was primarily due to higher markdowns taken to clear holiday catalog merchandise and to counteract lower than expected retail sales due to poor weather in February and March. Selling, general and administrative expenses decreased as a percentage of sales from 50.0% in fiscal 1997 to 48.8% in fiscal 1998. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to improved cost controls within the retail sales channel and the leveraging of fixed costs over higher sales. During fiscal 1998, Smith & Hawken's operating income increased by $0.8 million, or 40.0%, from $2.0 million in fiscal 1997 to $2.8 million in fiscal 1998.

     Smith & Hawken expects to spend approximately $8.0 million, net of landlord allowances, in fiscal 1999 primarily on new stores, store remodels and computer hardware and software, depending on financing.

RESULTS OF CONTINUING OPERATIONS -- FISCAL 1997 AND 1996

  CML Consolidated

     The Company had net sales of $341.3 million in fiscal 1997, a decrease of $203.6 million, or 37.4%, from fiscal 1996. During fiscal 1997, the Company had a net loss from continuing operations of $40.2 million compared with a net loss from continuing operations of $84.8 million in fiscal 1996.

     During fiscal 1997, retail sales decreased $174.7 million to $197.1 million, or 47.0% below fiscal 1996's retail sales. The decrease was primarily due to the decision during the third quarter of fiscal 1996 to divest The Nature Company and Hear Music, and lower sales at Nordic Advantage, offset in part by an increase in retail sales at Smith & Hawken. The decrease in Nordic Advantage's retail sales was primarily due to lower sales of cross-country skiers, non-motorized treadmills and riders. During fiscal 1997, Smith & Hawken and Nordic Advantage opened one store and three stores, respectively.

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

     The Company's international operations were not significant during fiscal 1997 and fiscal 1996.

     Cost of goods sold as a percentage of sales increased from 47.1% in fiscal 1996 to 48.1% in fiscal 1997. The increase in cost of goods sold as a percentage of sales was primarily attributable to increased sales promotions by NordicTrack in response to lower demand for cross-country skiers, non-motorized treadmills and riders and a change in the mix of product sales toward lower-margin products.

     Selling, general and administrative expenses decreased as a percentage of sales from 70.8% in fiscal 1996 to 69.3% in fiscal 1997, primarily due to improved cost controls at NordicTrack and Smith & Hawken. The cost control improvements were accomplished despite higher fixed costs as a percentage of sales at Nordic Advantage stores that experienced a decrease in comparable store sales.

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

  NordicTrack

     Overall net sales decreased 27.3% from $368.1 million in fiscal 1996 to $267.7 million in fiscal 1997. Retail sales decreased $72.9 million, or 31.4%, to $159.5 million in fiscal 1997 compared with $232.4 million in fiscal 1996. The decrease in retail sales was primarily due to the reduction in the number of kiosks during fiscal 1997, the closing of six retail stores and a 24.9% decrease in comparable store sales. Direct response and mail order sales decreased $27.5 million, or 20.3%, to $108.2 million in fiscal 1997 from $135.7 million in fiscal 1996. The decrease in retail, direct response and mail order sales was primarily due to lower sales of cross-country skiers, non-motorized treadmills and riders. In fiscal 1996, approximately 67.6% of the Company's consolidated net sales and 60.4% of the Company's consolidated pre-tax operating loss before interest, corporate and other expenses were attributable to NordicTrack.

     NordicTrack's gross margin decreased to 51.7% in fiscal 1997 from 55.4% in fiscal 1996, primarily due to increased sales promotions on cross-country skiers, non-motorized treadmills and riders in response to lower demand and a more competitive consumer environment, and a change in the sales mix toward lower-margin products with royalty arrangements. Selling, general and administrative expenses decreased as a percentage of sales from 74.9% in fiscal 1996 to 73.6% in fiscal 1997, primarily due to improved cost controls that were offset, in part, by higher fixed costs as a percentage of sales at retail store locations experiencing a decrease in comparable store sales.

     NordicTrack had an operating loss of $58.6 million in fiscal 1997 compared with an operating loss of $72.6 million in fiscal 1996. The decrease in the operating loss, which was accomplished in a declining sales environment, was primarily due to a reduction in selling, general and administrative expenses.

  Smith & Hawken

     The Smith & Hawken segment experienced a 58.4% decrease in net sales in fiscal 1997, with net sales declining from $176.8 million in fiscal 1996 to $73.6 million in fiscal 1997. The decrease was due to the divestitures of The Nature Company and Hear Music. Smith & Hawken's net sales increased $9.5 million, or 14.9%, to $73.6 million from $64.0 million in fiscal 1996. Retail sales of the Smith & Hawken segment decreased $101.8 million, or 73.1%, from $139.4 million in fiscal 1996 to $37.6 million in fiscal 1997 due to the sale of The Nature Company and Hear Music. Smith & Hawken's retail sales increased $6.2 million, or 19.7%, in fiscal 1997 to $37.6 million. Comparable store sales at Smith & Hawken increased 3.4% in fiscal 1997. Mail order sales of the Smith & Hawken segment decreased $1.4 million, or 3.6%, to $36.0 million in fiscal 1997 from $37.4 million in fiscal 1996. The decrease was due to the divestiture of The Nature Company. Smith & Hawken experienced a 10.3% increase in mail order sales in fiscal 1997 compared with fiscal 1996.

     The Smith & Hawken segment's gross margin increased to 52.7% in fiscal 1997 from 47.4% in fiscal 1996 and selling, general and administrative expenses decreased as a percentage of net sales from 56.8% in fiscal 1996 to 50.0% in fiscal 1997. The increase in gross margin and decrease in selling, general and administrative expenses as a percentage of net sales were primarily due to the divestitures of The Nature Company and Hear Music businesses. Operating results of the Smith & Hawken segment improved from a loss of $47.7 million in fiscal 1996 to operating income of $2.0 million in fiscal 1997 primarily due to the divestitures of The Nature Company and Hear Music. The Company recorded a pre-tax loss of $30.8 million during the third quarter of fiscal 1996 as a result of the decision to sell The Nature Company and Hear Music.

LIQUIDITY AND CAPITAL RESOURCES

  Indebtedness and High Degree of Leverage

     The Company is highly leveraged. As of July 31, 1998, the Company had $32.0 million of advances and $3.5 million of letters of credit outstanding under its new $65.0 million revolving credit facility managed by DDJ Capital Management, LLC and BankBoston, N.A., maturing on August 1, 1999. In addition, the Company had outstanding $20.0 million of 15.0% secured convertible redeemable subordinated notes due 2003 that were issued to the State of Wisconsin Investment Board (the "Notes") and $41.6 million of 5.5% convertible subordinated debentures due 2003 (the "Convertible Subordinated Debentures"). The Company's high degree of leverage may have important consequences for the Company. These include the following:

     (1) It may be difficult or impossible for the Company and its subsidiaries to obtain additional financing for working capital, capital expenditures or other purposes, if necessary.

     (2) The Company will use a substantial portion of its cash flow and that of its subsidiaries to pay interest expense. This will reduce the funds which would otherwise be available for operations and future business opportunities.

     (3) The governing documents for the Notes, the Convertible Subordinated Debentures and the revolving credit facility all contain covenants that, among other things, limit the ability of the Company to take various actions that might otherwise be beneficial to the Company. See "Certain Factors That May Affect Future Results -- Certain Restrictions."

     (4) The Company may be more highly leveraged than its competitors, which may place it at a competitive disadvantage.

     (5) The Company's high degree of leverage will make it more vulnerable to a downturn in its business or the economy generally.

     (6) The Company's high degree of leverage may render advisable the divestiture of all or some of its subsidiaries.

     There can be no assurance that the Company will be able to reduce its financial leverage significantly or that the Company will achieve an appropriate balance between acceptable growth and future reductions in financial leverage.

  Cash Flows from Operating Activities

     The Company used internally generated funds, proceeds from the sale of assets and borrowings under its revolving credit agreement to finance its operations during fiscal 1998. In addition, in prior fiscal years the Company used proceeds from the sale of one or more of its subsidiaries to finance its operating needs. Operating activities used $53.9 million of cash in fiscal 1998, compared with a net cash use of $13.3 million in fiscal 1997 and a net cash use of $448,000 in fiscal 1996. Depreciation and amortization was $17.0 million in fiscal 1998, $14.8 million in fiscal 1997 and $28.7 million in fiscal 1996. The increase in depreciation and amortization was primarily due to higher amortization of costs related to the renegotiation of the Company's revolving credit agreement, partially offset by lower depreciation resulting from the writedown to estimated net realizable value of certain NordicTrack assets. The Company's investment in working capital items decreased $16.4 million in fiscal 1998, increased $22.3 million in fiscal 1997 and decreased $12.9 million in fiscal 1996.

  Cash Flows from Investing Activities

     During fiscal 1998, net cash used in investing activities was $1.1 million compared with net cash provided by investing activities of $136,000 in fiscal 1997 and $25.0 million in fiscal 1996. Cash provided by investing activities in fiscal 1998 decreased relative to fiscal 1997 primarily due to a higher level of investment in new stores at Smith & Hawken and lower cash proceeds generated from discontinued and divested businesses, partially offset by higher cash proceeds from the sale of assets.

     Capital expenditures were $6.7 million in fiscal 1998, of which NordicTrack spent approximately $1.7 million and Smith & Hawken spent approximately $4.9 million. During fiscal 1997 and 1996, capital expenditures were $5.9 million and $21.6 million, respectively. The fiscal 1998 capital expenditures were primarily for new stores, product tooling, store remodeling and computer equipment.

  Cash Flows from Financing Activities

     The Company generated $52.4 million of cash from financing activities in fiscal 1998 and used $177,000 and $15.2 million of cash for financing activities in fiscal 1997 and fiscal 1996, respectively. At July 31, 1998, loans outstanding under the Company's revolving credit agreement totaled $32.0 million. No loans were outstanding under the revolving credit agreement at the end of fiscal 1997 and 1996. In July 1998, the Company received cash proceeds of $20.0 million from the issuance of Notes to a stockholder of the Company (see
Note 7 of Notes to Consolidated Financial Statements). The Company repurchased $1.3 million of its common stock in fiscal 1996. Dividends of $494,000 and $4.2 million were paid on the Company's common stock during fiscal 1997 and 1996, respectively.

  Capital Resources

     In July 1998, the Company amended and restated its senior secured revolving credit agreement which provides for borrowings and letters of credit of up to $65.0 million through August 1, 1999. A portion of the borrowings and letters of credit permitted under the amended and restated revolving credit agreement is based upon a percentage of eligible accounts receivable and inventories. The amended and restated agreement also provides for an overadvance facility which varies from month to month of up to an additional $49.9 million. The agreement, which is secured by the Company's assets and the shares and guarantees of the Company's subsidiaries, requires the Company to comply with certain financial and operating covenants. The Company is prohibited from paying cash dividends and capital expenditures are limited under the agreement. The agreement also requires the Company to reduce the total commitment to $35.0 million by April 1, 1999. If the Company is unsuccessful in reducing the total commitment to the specified level, the Company must issue notes to the lenders in the principal amount equal to interest which would have accrued at the rate of 1.5% per month, compounded monthly, on the outstanding principal amount of the loans from January 1, 1999 through the date on which the total commitment is reduced to the specified level. The agreement also provides for a reduction in the commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or from the issuance of subordinated debt or equity securities. At July 31, 1998, loans outstanding under the revolving credit agreement totaled $32.0 million and letters of credit outstanding at July 31, 1998 totaled $3.5 million. Unused borrowing and letter of credit capacity under the revolving credit agreement was $1.0 million at July 31, 1998. Total bank borrowings averaged $25.4 million during fiscal 1998, $8.0 million during fiscal 1997 and $14.3 million during fiscal 1996.

     The bankruptcy petitions filed by NordicTrack and Nordic Advantage on November 5, 1998 constitute defaults under the Company's revolving credit agreement. On November 5, 1998, however, the lenders under the Company's revolving credit facility and the holders of the 15% secured convertible redeemable subordinated notes due 2003 agreed to forbear from exercising their rights under the guaranties issued by the Company and its subsidiaries until the earlier of January 31, 1999 or an event of default under the forbearance agreement. The forbearance agreement increases the total borrowing capacity of the Company's subsidiaries under the revolving credit facility to $72.0 million, including $1.5 million of debtor in possession financing for NordicTrack. See Notes 1, 6 and 7 of Notes to Consolidated Financial Statements.

     If the Company is unable to achieve its fiscal 1999 business plan, the Company may require significant additional funds to continue its ongoing operations, and if such funds are not available when needed, the Company may be required to curtail parts of its business, sell one of its two operating companies or seek protection under the insolvency laws.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     The following important factors, among others, could cause actual results to differ materially from those indicated by forward-looking statements made in this Annual Report on Form 10-K and presented elsewhere by management from time to time.

  Recent Operating Losses; Chapter 11 Filing by NordicTrack

     The Company incurred substantial operating losses during fiscal 1998, 1997 and 1996, and may continue to incur losses in the future. The potential for continued losses has had an adverse effect on the Company's liquidity and has caused concern among the Company's customers, suppliers and employees about the Company's future viability.

     On November 5, 1998, NordicTrack and Nordic Advantage filed petitions with the United States Bankruptcy Court for Western Division of the District of Massachusetts seeking protection under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization is being prepared and will be submitted to the Court. This plan may include a partial or complete liquidation of NordicTrack's operations.

  Certain Restrictions

     The governing documents for the revolving credit facility impose certain operating and financial restrictions on the Company. For example, the revolving credit facility limits or restricts, among other things, the Company's ability to:

      (1) declare dividends, redeem or repurchase capital stock or make distributions and restricted payments;

      (2) issue equity;

      (3) engage in mergers, consolidations, acquisitions and asset sales;

      (4) alter its lines of business or accounting methods or make capital expenditures in excess of stated amounts;

      (5) prepay, redeem or purchase debt;

      (6) make loans and investments;

      (7) incur indebtedness and contingent obligations;

      (8) incur liens and engage in sale/leaseback transactions;

      (9) amend or otherwise alter debt and other material agreements; and

     (10) engage in transactions with affiliates.

     The Note Purchase Agreement dated July 27, 1998 between the Company and the State of Wisconsin Investment Board (the "Note Purchase Agreement") contains many similar restrictions.

     Events beyond the Company's control, such as prevailing economic and financial conditions, may affect its ability to comply with such covenants. A breach of any of these covenants could result in a default under the revolving credit facility and the convertible subordinated debentures and notes. Upon the occurrence of an event of default, the lenders could elect to declare all outstanding borrowings to be immediately due and payable. If the Company were to fail to repay any such amounts, the lenders could proceed against the collateral securing such indebtedness. If the lenders were to accelerate the payment of such indebtedness, there can be no assurance that the assets of the Company would be sufficient to repay in full such indebtedness and the other indebtedness of the Company and its subsidiaries. In addition, because the revolving credit facility and the Note Purchase Agreement limit the ability of the Company to engage in certain transactions except under certain circumstances, the Company may be prohibited from entering into transactions that could be beneficial to the Company.

  Available Funds

     The Company's future financial performance will also depend on its ability to purchase goods and services on credit and to borrow funds under its revolving credit agreement. If the Company is unable to purchase goods and services on credit or the Company's lenders do not provide the Company with credit arrangements on acceptable terms, the Company may need to seek additional funds from other parties. There can be no assurance, however, that the Company would be able to obtain any such third-party funding or obtain such funding on terms as favorable as those offered by its lenders. Also, in the event the Company elects to raise additional funds through the sale of assets or securities or both, the Company may not be able to complete such sales in a timely manner or on terms favorable to the Company.

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

  New Products

     Several new and enhanced products were introduced by the Company in fiscal 1998 and 1997. The Company's future financial performance will depend on the continued market acceptance of the Company's existing products and the successful development, introduction and customer acceptance of new and enhanced products. If these products do not receive favorable market acceptance, the Company's future operating results would be adversely affected. There can be no assurance that the Company will be successful in developing new products and marketing its existing or new products.

  New Management Team

     The Company has replaced a number of key executives. There can be no assurance, however, that the new personnel will be able to successfully increase revenues or reduce costs in the future.

  Seasonality

     The Company's businesses are seasonal, with a higher percentage of retail sales in the second fiscal quarter. The Company expects this seasonality to continue in the future. Because of this seasonality, the Company's revenues and earnings have fluctuated and will continue to fluctuate from quarter to quarter.

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

  Cost Reduction Programs

     In fiscal 1998 and 1997, the Company was able to reduce its operating costs as net sales decreased. There can be no assurance, however, that the Company will be able to further reduce operating costs if sales decline in the future.

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

  Tax Matters

     The Internal Revenue Service ("IRS") has conducted an examination of the Company's tax returns for the fiscal years 1987 through 1991 and has issued a "30-day letter" to the Company proposing certain adjustments which, if sustained, would result in a significant tax deficiency for the years under examination. The Company has filed an appeal with the IRS protesting the proposed adjustments. The Company believes that the tax deductions taken were valid and in accordance with the Internal Revenue Code and intends to vigorously oppose the proposed adjustments. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest would have a material adverse effect on the Company's consolidated operating results for the period in which such issues are finally resolved and would also have a material adverse effect on the Company's consolidated financial condition. See Note 10 of Notes to Consolidated Financial Statements for additional information on this and other contingent liabilities.

  Year 2000 Software Issues

     NordicTrack, Smith & Hawken and the corporate office of the Company each have separate and distinct computer systems and applications. The Company and its subsidiaries have reviewed the implications of year 2000 compliance and have taken steps designed to ensure that their computer systems and applications will manage dates beyond 1999. The Company believes that it has allocated adequate resources for this purpose and that planned software upgrades, which are in the normal course of business, will address the Company's internal year 2000 needs. However, there can be no assurance that the systems of other parties upon which the Company's businesses also rely will be converted on a timely basis. The Company's business, financial condition and results of operations could be materially adversely affected by the failure of its systems and applications or those operated by other parties to properly operate or manage dates beyond 1999.

     NordicTrack estimates that its year 2000 compliance effort is approximately 50% complete and due to NordicTrack's recent Chapter 11 bankruptcy filings may not be 100% complete by December 31, 1999. NordicTrack's most critical year 2000 systems include its AS400 applications, including accounting, order processing, inventory, distribution, payroll and host merchandising systems; store point-of-sale system; certain older personal computers and personal computer applications; vendor EDI documents and applications; telephone systems; and security systems. The majority of NordicTrack's year 2000 exposure will be resolved as a byproduct of the implementation of a new internal software package needed to improve business processes and productivity. NordicTrack's and Nordic Advantage's Chapter 11 bankruptcy petitions filed on November 5, 1998 and the layoffs announced in October 1998, may impact NordicTrack's ability to continue implementing its new software package as originally planned. Failure to implement the new software package could have a material impact on the operations of NordicTrack and its timely ability to address year 2000 problems. NordicTrack has surveyed its outside vendors for year 2000 compliance and has received assurance of timely compliance by some but not all major vendors. NordicTrack will continue to monitor its major vendors' ability to address year 2000 issues and will seek assurances that they will be year 2000 compliant. NordicTrack does not currently have a contingency plan in place in the event a particular system is not year 2000 compliant. Contingency plans will be adopted if it becomes clear that NordicTrack is not going to achieve its scheduled compliance objectives.

     Critical hardware and software configurations supporting Smith & Hawken's business include its AS400 applications, including accounting, inventory and merchandising software; internal personal computer network hardware, software and applications; store polling and point-of-sale systems; telephone system hardware and software; and the systems of major outside vendors, including The Discovery Channel Store, which is the buyer of The Nature Company's business, and which continues to provide order processing, fulfillment and distribution services to Smith & Hawken. Smith & Hawken has completed the replacement of its telephone switch, voicemail system, network server hardware and software, and desktop computer hardware and software in order to make them year 2000 compliant. Projects in process which will address the year 2000 issue include the upgrade of accounting, inventory and merchandising software (expected completion date of May 1999); e-mail software conversion (expected completion date of May 1999); and replacement of in-store systems hardware and software (expected completion date of May 1999). Contingency plans will be developed as part of the calendar 1999 planning process and modified based on the effectiveness of the new system implementations at meeting Smith & Hawken's year 2000 compliance goals. In addition, Smith & Hawken will survey its major third-party vendors to evaluate their year 2000 compliance status.

     On or prior to December 31, 1999, the Company plans to transfer all functions performed at the corporate office to one or more of its operating subsidiaries, thereby resolving any corporate-office year 2000 issues.

OTHER

     Inflation has not had a significant effect on the Company's operations.

     The Company is involved in various legal proceedings and claims and two former subsidiaries of the Company are involved in two separate environmental matters. See Note 10 of the Notes to Consolidated Financial Statements for additional information on commitments and contingencies.

     The Company plans to adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in fiscal 1999. The Company is evaluating the impact that implementation of SFAS Nos. 130 and 131 will have on the consolidated financial statements.

     The adoption of Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," did not affect the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the potential change in a financial instrument's value caused by fluctuations in interest and currency exchange rates and equity and commodity prices. The Company's operating activities expose it to many risks that are continually monitored, evaluated and managed. Proper management of these risks helps reduce the likelihood of earnings volatility. At July 31, 1998, the Company was not a party to any derivative arrangement and the Company does not engage in trading, market-making or other speculative activities in the derivatives markets. The Company's foreign currency exposure is not material and the Company does not engage in regular hedging activities to minimize the impact of foreign currency fluctuations. As discussed in Note 6 of Notes to Consolidated Financial Statements, loans outstanding under the company's revolving credit agreements bear interest at 4.0% above the lenders' base rate which may vary over time.

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

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The response to this item is contained in part under the caption "Executive Officers of the Company" in Part I hereof, and the remainder is incorporated by reference to the Company's Proxy Statement for the Annual Meeting of Stockholders to be held in December 1998 (the "1998 Proxy Statement") at "Election of Directors."

ITEM 11.  EXECUTIVE COMPENSATION.

     The response to this item is incorporated herein by reference to the Company's 1998 Proxy Statement at "Election of Directors," "Compensation Committee Interlocks and Insider Participation," "Summary Compensation," "Stock Option Grants," "Year-End Option Table" and "Employment Agreements and Severance Arrangements."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The response to this item is incorporated herein by reference to the Company's 1998 Proxy Statement at "Security Ownership of Certain Beneficial Owners and Management."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The response to this item is incorporated herein by reference to the Company's 1998 Proxy Statement at "Certain Transactions" and "Employment Agreements and Severance Arrangements."

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

     (b) Reports on Form 8-K.

          On July 28, 1998, the Company filed a Current Report on Form 8-K announcing under Item 5 (Other Events) the sale to the State of Wisconsin Investment Board of a redeemable subordinated note for a purchase price of $20 million and establishment of a senior revolving credit facility maturing August 1, 1999 of up to $65 million, with funds managed by DDJ Capital Management LLC (the "Funds") and BankBoston, N.A. ("BankBoston"). In consideration of the senior revolving credit facility, the Company issued to the Funds and BankBoston equity in the Company representing 19% of the Company's outstanding common stock, calculated on a fully diluted basis.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CML GROUP, INC.

                                          By:      /s/ JOHN A.C. POUND
                                             -----------------------------------
                                                       John A.C. Pound
                                                Chairman and Chief Executive
                                                           Officer

                                          Date: November 13, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                    NAME                                    TITLE                        DATE
                    ----                                    -----                        ----
                                               Chairman of the Board of
             /s/ JOHN A.C. POUND               Directors and Chief Executive
---------------------------------------------  Officer (Principal Executive
               John A.C. Pound                 Officer)

             /s/ GLENN E. DAVIS                Executive Vice President of
---------------------------------------------  Finance and Administration, and
               Glenn E. Davis                  Chief Financial Officer
                                               (Principal Financial Officer)

             /s/ PAUL J. BAILEY                Vice President and Controller
---------------------------------------------  (Principal Accounting Officer)
               Paul J. Bailey
           /s/ WARREN J. ISABELLE              Director
---------------------------------------------
             Warren J. Isabelle

            /s/ THOMAS H. LENAGH               Director
---------------------------------------------
              Thomas H. Lenagh

            /s/ KATHLEEN TIERNEY               Director
---------------------------------------------
              Kathleen Tierney

          /s/ MARTIN E. WELCH, III             Director
---------------------------------------------
            Martin E. Welch, III

                                                               November 13, 1998

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                      AND
                          FINANCIAL STATEMENT SCHEDULE
                                       OF
                                CML GROUP, INC.

                                                              PAGE NO.
                                                              --------
Independent Auditors' Report................................      26
Consolidated Financial Statements:
  Consolidated Statements of Operations -- Years Ended July
     31, 1998, 1997 and 1996................................      27
  Consolidated Balance Sheets -- July 31, 1998 and July 31,
     1997...................................................   28-29
  Consolidated Statements of Cash Flows -- Years Ended July
     31, 1998, 1997 and 1996................................      30
  Consolidated Statements of Changes in Stockholders' Equity
     (Deficiency) -- Years Ended July 31, 1998, 1997 and
     1996...................................................      31
  Notes to Consolidated Financial Statements................   32-47
Financial Statement Schedule:
  Schedule II -- Valuation and Qualifying Accounts..........      48

     All other schedules are omitted because either they are not applicable or the required information is included in the consolidated financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Directors of CML Group, Inc.:

     We have audited the accompanying consolidated balance sheets of CML Group, Inc. and its subsidiaries as of July 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended July 31, 1998. Our audits also included the financial statement schedule listed in Item 14.(a)2. These financial statements and financial statement schedule are the responsibility of CML Group, Inc. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CML Group, Inc. and its subsidiaries at July 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended July 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements for the year ended July 31, 1998 have been prepared assuming that CML Group, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, CML Group, Inc.'s recurring losses from operations, stockholders' deficiency and non-compliance with its financing agreements raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     As further discussed in Note 1, on November 5, 1998 the Company filed a petition with the United States Bankruptcy Court seeking protection for the Company's NordicTrack subsidiary under Chapter 11 of the United States Bankruptcy Code. The financial statements do not include any adjustments that might result from this event.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
September 28, 1998 (except for Note 1, the second paragraph of Note 7 and the tenth paragraph of Note 10 as to which the dates are November 5, October 14 and November 12, 1998, respectively)

                        CML GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED JULY 31,
                                                      --------------------------------------------------
                                                           1998              1997              1996
                                                      --------------    --------------    --------------
                                                      (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Net sales...........................................   $   274,360       $   341,315       $   544,905
                                                       -----------       -----------       -----------
Less costs and expenses:
  Cost of goods sold................................       161,875           164,081           256,738
  Selling, general and administrative expenses......       185,606           235,765           385,539
  Impairment charges................................         2,877               603                --
  Restructuring charges.............................         8,890                --                --
  Provision for loss on disposition of businesses
     held for sale..................................            --                --            30,824
  Interest expense, net.............................        11,074             1,797             3,088
                                                       -----------       -----------       -----------
                                                           370,322           402,246           676,189
                                                       -----------       -----------       -----------
Loss from continuing operations before income
  taxes.............................................       (95,962)          (60,931)         (131,284)
Provision (benefit) for income taxes................        31,416           (20,717)          (46,475)
                                                       -----------       -----------       -----------
Loss from continuing operations.....................      (127,378)          (40,214)          (84,809)
                                                       -----------       -----------       -----------
Loss from discontinued operations:
  Loss from operations, net of income taxes.........            --                --                --
  Provision for loss on disposal of discontinued
     operations, net of income tax benefit..........            --                --           (15,615)
                                                       -----------       -----------       -----------
                                                                --                --           (15,615)
                                                       -----------       -----------       -----------
Net loss............................................   $  (127,378)      $   (40,214)      $  (100,424)
                                                       ===========       ===========       ===========
Loss per share, basic and diluted (Note 1):
  Loss from continuing operations...................   $     (2.54)      $     (0.81)      $     (1.72)
  Net loss..........................................   $     (2.54)      $     (0.81)      $     (2.04)
Weighted average number of shares...................    50,207,014        49,837,026        49,339,007
                                                       -----------       -----------       -----------

                See Notes to Consolidated Financial Statements.

                        CML GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    JULY 31,
                                                              ---------------------
                                                                1998        1997
                                                              --------    ---------
                                                                 (IN THOUSANDS,
                                                              EXCEPT SHARE AMOUNTS)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 1,851     $  4,359
  Accounts receivable -- trade, less allowance for doubtful
     accounts of $2,115 in 1998 and $2,706 in 1997..........    7,290        8,151
  Refundable income taxes...................................      108           --
  Deferred income taxes.....................................       --        3,903
  Inventories:
     Raw materials..........................................    2,151        1,971
     Work in process........................................      178          836
     Finished goods.........................................   22,424       31,115
                                                              -------     --------
Total inventories...........................................   24,753       33,922
Other current assets........................................    3,646        8,479
                                                              -------     --------
Total current assets........................................   37,648       58,814
                                                              -------     --------
Property, plant and equipment:
  Land and buildings........................................   12,663       19,404
  Machinery and equipment...................................   33,983       45,257
  Leasehold improvements....................................   28,773       30,020
                                                              -------     --------
                                                               75,419       94,681
  Less accumulated depreciation.............................  (43,474)     (46,223)
                                                              -------     --------
Property, plant and equipment, net..........................   31,945       48,458
Goodwill....................................................    8,309        8,546
Deferred income taxes.......................................       --       24,412
Other assets................................................   16,430        6,106
                                                              -------     --------
                                                              $94,332     $146,336
                                                              =======     ========

                See Notes to Consolidated Financial Statements.

                        CML GROUP, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                                    JULY 31,
                                                              ---------------------
                                                                1998         1997
                                                              ---------    --------
                                                                 (IN THOUSANDS,
                                                              EXCEPT SHARE AMOUNTS)
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
  Current portion of long-term debt.........................  $     237    $     35
  Revolving line of credit..................................     31,982          --
  Convertible subordinated debentures and notes.............     61,593          --
  Accounts payable..........................................     16,247      10,839
  Accrued compensation......................................      5,641       4,339
  Accrued advertising.......................................        991       1,514
  Accrued insurance.........................................      3,857       4,544
  Accrued lease termination costs...........................      2,375       2,587
  Other accrued expenses....................................     27,640      25,261
                                                              ---------    --------
Total current liabilities...................................    150,563      49,119
                                                              ---------    --------
Noncurrent liabilities:
  Long-term debt............................................         --         245
  Convertible subordinated debentures.......................         --      41,593
  Other noncurrent liabilities..............................     10,427       9,651
                                                              ---------    --------
Total noncurrent liabilities................................     10,427      51,489
Commitments and contingencies (Note 10).....................
Stockholders' equity (deficiency):
  Common stock, par value $.10 per share
     Authorized -- 120,000,000 shares Issued -- 64,927,274
     shares in 1998 and 52,738,268 shares in 1997...........      6,493       5,274
  Additional paid-in capital................................     93,370      80,654
  Retained deficit..........................................   (131,020)     (3,642)
                                                              ---------    --------
                                                                (31,157)     82,286
Less treasury stock, at cost, 2,817,471 shares in 1998 and
  2,901,401 shares in 1997..................................    (35,501)    (36,558)
                                                              ---------    --------
                                                                (66,658)     45,728
                                                              ---------    --------
                                                              $  94,332    $146,336
                                                              =========    ========

                See Notes to Consolidated Financial Statements.

                        CML GROUP, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED JULY 31,
                                                           ----------------------------------
                                                             1998         1997        1996
                                                           ---------    --------    ---------
                                                                     (IN THOUSANDS)
Cash flows from operating activities:
  Net loss...............................................  $(127,378)   $(40,214)   $(100,424)
                                                           ---------    --------    ---------
  Adjustments to reconcile net loss to net cash provided
     by (used in) operating activities:
     Impairment charges..................................      2,877         603           --
     Restructuring charges...............................      8,890          --           --
     Depreciation and amortization.......................     17,023      14,830       28,738
     Provision for loss on disposition of businesses held
       for sale..........................................         --          --       30,824
     Provision for loss on disposal of discontinued
       operations........................................         --          --       24,023
     Royalty settlement..................................         --          --        1,367
     Loss on disposal of property, plant and equipment...         47       1,197        2,465
     Changes in assets and liabilities:
       Accounts receivable -- trade......................       (190)      2,419       35,663
       Refundable income taxes...........................       (108)     53,874      (53,874)
       Inventories.......................................      7,568      (3,488)       3,864
       Other current assets..............................     13,099       1,345       19,955
       Deferred income taxes.............................     28,315     (16,918)       2,135
       Accounts payable and accrued expenses.............      5,917     (29,627)       6,470
       Accrued income taxes..............................         --          --       (1,833)
       Other assets and noncurrent liabilities...........     (9,914)      2,706          179
                                                           ---------    --------    ---------
Total adjustments........................................     73,524      26,941       99,976
                                                           ---------    --------    ---------
Net cash used in operating activities....................    (53,854)    (13,273)        (448)
                                                           ---------    --------    ---------
Cash flows from investing activities:
  Acquisitions of property, plant and equipment..........     (6,666)     (5,931)     (21,555)
  Net proceeds from sale of discontinued operations......         --       1,658       11,618
  Net proceeds from sale of business held for sale.......        768       4,368       34,870
  Net proceeds from the sale of assets...................      4,782          --           --
  Reduction in notes receivable..........................         42          41           52
                                                           ---------    --------    ---------
Net cash provided by (used in) investing activities......     (1,074)        136       24,985
                                                           ---------    --------    ---------
Cash flows from financing activities:
  Increase in long-term debt.............................     31,982          --          289
  Reduction in long-term debt............................        (43)        (45)     (10,249)
  Proceeds from the sale of convertible debentures and
     notes...............................................     20,000          --           --
  Dividends paid.........................................         --        (494)      (4,189)
  Exercise of stock options and employee stock purchase
     rights..............................................        481         362          242
  Acquisition of treasury shares.........................         --          --       (1,295)
                                                           ---------    --------    ---------
Net cash provided by (used in) financing activities......     52,420        (177)     (15,202)
                                                           ---------    --------    ---------
Net increase (decrease) in cash and cash equivalents.....     (2,508)    (13,314)       9,335
Cash and cash equivalents at beginning of year...........      4,359      17,673        8,338
                                                           ---------    --------    ---------
Cash and cash equivalents at end of year.................  $   1,851    $  4,359    $  17,673
                                                           ---------    --------    ---------
Supplemental disclosures of cash flow information:
Cash paid during the year for:
  Interest...............................................  $   6,637    $  2,579    $   3,520
                                                           ---------    --------    ---------
  Income taxes...........................................  $     115    $    444    $   1,317
                                                           ---------    --------    ---------

     The Company did not record any tax benefits resulting from the exercise of stock options in fiscal 1998 or 1997 and recorded tax benefits of $59 during fiscal 1996.

                See Notes to Consolidated Financial Statements.

                        CML GROUP, INC. AND SUBSIDIARIES

    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

                                 COMMON STOCK                                                 TREASURY STOCK
                            ----------------------     ADDITIONAL           RETAINED        -------------------
                              SHARES     PAR VALUE   PAID-IN-CAPITAL   EARNINGS (DEFICIT)    SHARES      COST
                            ----------   ---------   ---------------   ------------------   ---------   -------
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
BALANCE, JULY 31, 1995....  52,076,674    $5,207         $79,805           $ 140,444        2,797,791   $36,904
Exercise of stock
  options.................     102,360        10             311                  --           38,857       204
Employee stock purchase
  plan sales & benefit
  plan contributions......      91,729         9            (425)                 --          (62,215)     (790)
Royalty settlement........     352,941        36           1,332                  --               --        --
Tax benefit from exercise
  of stock options........          --        --              59                  --               --        --
Acquisition of treasury
  shares..................          --        --              --                  --          189,000     1,295
Cash dividends ($0.06 per
  share)..................          --        --              --              (2,954)              --        --
Net loss..................          --        --              --            (100,424)              --        --
                            ----------    ------         -------           ---------        ---------   -------
BALANCE, JULY 31, 1996....  52,623,704     5,262          81,082              37,066        2,963,433    37,613
Exercise of stock
  options.................     138,960        14             366                  --           29,333        99
Employee stock purchase
  plan sales & benefit
  plan contributions......     (24,396)       (2)           (794)                 --          (91,365)   (1,154)
Cash dividends ($0.01 per
  share)..................          --        --              --                (494)              --        --
Net loss..................          --        --              --             (40,214)              --        --
                            ----------    ------         -------           ---------        ---------   -------
BALANCE, JULY 31, 1997....  52,738,268     5,274          80,654              (3,642)       2,901,401    36,558
Exercise of stock
  options.................     183,614        18             462                  --               --        --
Employee stock purchase
  plan sales & benefit
  plan contributions......     114,054        11            (689)                 --          (83,930)   (1,057)
Issuance of deferred
  compensation plan
  shares..................      76,620         8              68                  --               --        --
Shares issued to senior
  secured lenders.........  11,814,718     1,182           9,895                  --               --        --
Warrants issued to senior
  secured lenders.........          --        --           2,980                  --               --        --
Net loss..................          --        --              --            (127,378)              --        --
                            ----------    ------         -------           ---------        ---------   -------
BALANCE, JULY 31, 1998....  64,927,274    $6,493         $93,370           $(131,020)       2,817,471   $35,501
                            ==========    ======         =======           =========        =========   =======

                See Notes to Consolidated Financial Statements.

                        CML GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)

NOTE 1 -- BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of CML Group, Inc. and its wholly-owned subsidiaries (the "Company") and have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, during the years ended July 31, 1998, 1997 and 1996, the Company's losses from continuing operations before income taxes aggregated $95,962, $60,931 and $131,284, respectively, and, as of July 31, 1998, the Company's current liabilities exceeded its current assets by $112,915 and its total liabilities exceeded its total assets by $66,658. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Notes 6 and 7 of Notes to Consolidated Financial Statements, the Company is not in compliance with its financing agreements. On November 5, 1998, however, the lenders under the Company's revolving credit facility and the holders of the 15% secured convertible redeemable subordinated notes due 2003 agreed to forebear from exercising their rights under the guaranties issued by the Company and its subsidiaries until the earlier of January 31, 1999 or an event of default under the forbearance agreement. The Company has classified amounts due under its financing agreements as current liabilities in the accompanying balance sheet as July 31, 1998. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.

     On November 5, 1998, the Company's NordicTrack and Nordic Advantage subsidiaries filed petitions with the United States Bankruptcy Court for the Western Division of the District of Massachusetts seeking protection under Chapter 11 of the United States Bankruptcy Code. A plan of reorganization which may include a partial or complete liquidation of NordicTrack's and Nordic Advantage's assets is being prepared and will be submitted to the Court. In addition, management intends to pursue a recapitalization plan which, if successful, would result in a reduction in the amount of indebtedness outstanding under the Company's revolving credit agreement to $35,000 or less by April 1, 1999, to comply with the existing revolving credit agreement. The Plan would also raise capital to fund expansion at Smith & Hawken. If the Company is unable to execute its recapitalization plan, it could be forced to sell Smith & Hawken or seek protection under the insolvency laws.

     Summarized unaudited financial information with respect to NordicTrack as of July 31, 1998 and 1997 and statement of operations information for each of the fiscal years in the three year period ended July 31, 1998 is presented below:

                                                               JULY 31,
                                                          -------------------
BALANCE SHEET INFORMATION:                                  1998       1997
--------------------------                                --------    -------
Current assets..........................................  $ 20,170    $37,400
Noncurrent assets.......................................    16,747     50,894
                                                          --------    -------
     Total assets.......................................  $ 36,917    $88,294
                                                          ========    =======
Current liabilities.....................................  $ 62,358(1) $31,543
Noncurrent liabilities..................................        --        220
Stockholders' equity (deficiency).......................   (25,441)    56,531
                                                          --------    -------
     Total liabilities and stockholder's equity.........  $ 36,917    $88,294
                                                          ========    =======

---------------
(1) Includes $24,735 of debt under the Company's revolving credit agreement which is guaranteed by the Company and subsidiaries.

                        CML GROUP, INC. AND SUBSIDIARIES

                                                   YEAR ENDED JULY 31,
                                             --------------------------------
STATEMENT OF OPERATIONS INFORMATION:           1998        1997        1996
------------------------------------         --------    --------    --------
  Sales....................................  $186,319    $267,740    $368,151
                                             --------    --------    --------
  Less costs and expenses:
     Cost of goods sold....................   119,679     129,269     163,849
     Selling, general and administrative
       expenses............................   140,522     197,112     276,911
     Impairment and restructuring
       charges.............................    11,767          --          --
     Interest (income) expense, net........     2,533      (1,273)        135
                                             --------    --------    --------
                                              274,501     325,108     440,895
                                             --------    --------    --------
  Loss from continuing operations before
     income taxes..........................  $(88,182)   $(57,368)   $(72,744)
                                             ========    ========    ========

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

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

  Direct Response Advertising and Catalog Costs

     Catalog costs are capitalized and amortized in proportion to the sales they generate over periods not exceeding three months and six months, respectively. Unamortized catalog costs are included in other current assets. Direct response advertising expenses of the Company were $33,402, $72,149 and $113,213 in fiscal 1998, 1997 and 1996, respectively.

  Property, Plant and Equipment

     Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives which range from three to forty years or over the terms of the related leases, if such periods are shorter.

  Goodwill

     Goodwill associated with the purchase of the Company's Smith & Hawken subsidiary is being amortized on a straight-line basis over forty years. On an annual basis, the Company reviews the carrying value of goodwill against projections of undiscounted cash flows to evaluate the propriety of its carrying value and amortization period. Accumulated amortization was $1,203 at July 31, 1998 and $966 at July 31, 1997. The Company wrote off the goodwill and accumulated amortization relating to The Nature Company in fiscal 1996 in connection with its disposition.

                        CML GROUP, INC. AND SUBSIDIARIES

  Income Taxes

     Deferred income taxes reflect the tax effects of temporary differences between financial reporting and income tax reporting which result principally from the valuation of finished goods inventories, the treatment of prepaid and accrued expenses, net operating losses and depreciation methods.

  Loan Origination Costs

     Loan origination costs associated with the Company's revolving credit facility are amortized over the life of the revolving credit facility. Capitalized costs associated with the July 27, 1998 amendment to the revolving credit facility total $13,819 as of July 31, 1998. These costs will be amortized through interest expense over the 12 month period ended July 31, 1999. Capitalized costs at July 31, 1998 include $11,077 for the issuance of 11,814,718 shares of common stock to the lenders, a commitment fee of $2,275 and $467 for various other closing costs.

  Per Share Data

     Earnings per share data is presented in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share," which was implemented by the Company in the second quarter of fiscal 1998. The Company calculated loss per share for each fiscal year by dividing the net loss by the weighted average number of common shares outstanding. The net losses and the number of shares included in the calculations of basic and diluted net losses per share are the same during each fiscal year. Certain securities that could potentially dilute basic earnings per share in the future were not included in the computations of diluted net losses per share because to do so would have been antidilutive for the periods presented. These securities include the Company's convertible subordinated debentures, convertible subordinated notes, warrants, and stock options; 2,435,505 shares associated with these securities would have been included in the weighted average share calculation for the year ended July 31, 1998 had their inclusion not been antidilutive.

  Impairment of Long-Lived Assets

     The Company evaluates impairment of long-lived assets in compliance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." As such, the carrying values of impaired assets are compared with their discounted expected future cash flows to determine the extent of any impairment charge. For purposes of SFAS No. 121, assets are grouped at the retail store level which is the lowest level for which there is identifiable and independent cash flow information. The Company recorded impairment charges of $2,877 in fiscal 1998 and $603 in fiscal 1997.

  Employee Stock-Based Compensation

     The Company measures employee stock-based compensation in its consolidated financial statements according to the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Compensation expense is recognized under APB Opinion No. 25 when employee stock-based awards are granted at prices different from the market price of the stock on the date of grant. The Company discloses the pro forma impact on earnings and earnings per share from application of the fair value method of calculating employee stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

  New Accounting Standards

     The Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in June 1997. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is also effective

                        CML GROUP, INC. AND SUBSIDIARIES
for fiscal years beginning after December 15, 1997 but is not applicable to interim financial statements in the initial year of application.

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

  Reclassifications

     Certain fiscal 1997 and 1996 amounts have been reclassified to conform to the fiscal 1998 presentation.

NOTE 3 -- NORDICTRACK IMPAIRMENT AND RESTRUCTURING CHARGES

     During the second quarter of fiscal 1998, NordicTrack announced plans to strategically reposition its operations by outsourcing its manufacturing and distribution activities and closing its Glencoe, Minnesota production facility; exiting or outsourcing its direct response and catalog businesses; and closing underperforming stores. As a result of these strategic initiatives, NordicTrack recorded non-recurring restructuring charges of $8,890 during the second and fourth quarters of fiscal 1998 for severance, plant shutdown and other costs. As of July 31, 1998, $6,750 of the reserve had been utilized leaving a balance of $2,140 to cover future costs. Of the costs charged against the reserve in the third and fourth quarters of fiscal 1998, $1,042 required the expenditure of cash, primarily for severance.

     During the second quarter of fiscal 1998, NordicTrack also recorded $2,877 of asset impairment charges in compliance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Impaired assets included tooling used to manufacture cross-country skiers and non-motorized treadmills in Glencoe, Minnesota and retail store fixed assets. Tooling costs were written off in their entirety. Store fixed asset write-downs were measured based on a comparison of the assets' net book value to the net present value of the stores' estimated future net cash flows.

     In addition, in the second quarter of fiscal 1998, NordicTrack wrote down inventory by $1,086, which was included in cost of goods sold, and accrued $2,023 for lease termination and other costs related to the reorganization plan. In October 1998, NordicTrack also announced the closing of substantially all of its seasonal kiosks and additional layoffs of up to 800 employees at its Chaska, Minnesota and Glencoe, Minnesota facilities.

NOTE 4 -- DISCONTINUED OPERATIONS

     During fiscal 1995, the Company decided to sell its wholly-owned subsidiary, Britches of Georgetowne ("Britches"), and accounted for Britches as a discontinued operation. On April 12, 1996, the Company sold the common stock of Britches for $13,400 in cash plus the assumption of certain liabilities. The Company recorded a provision for loss on the disposal of Britches of $15,615, net of an income tax benefit of $8,408 in fiscal 1996. Britches' net sales were $89,285 in fiscal 1996.

NOTE 5 -- DIVESTITURE OF THE NATURE COMPANY AND HEAR MUSIC

     The Company decided to divest its Nature Company and Hear Music subsidiaries during the third quarter of fiscal 1996. Included in the loss from continuing operations for fiscal 1996 is a pre-tax charge of $30,824 to write down the net assets of The Nature Company and Hear Music to estimated net realizable value and to accrue estimated lease termination and assignment costs and other transaction costs. The Nature Company and Hear Music had sales of $112,705 and pre-tax operating losses of $14,242 in fiscal 1996,

                        CML GROUP, INC. AND SUBSIDIARIES
excluding the $30,824 write-down recorded in anticipation of the sale of The Nature Company and Hear Music.

     On June 6, 1996, substantially all of the assets of The Nature Company were sold for $39,870 in cash and the assumption of certain liabilities. The Company sold substantially all of the assets of Hear Music on October 23, 1996 for $371 in cash plus the assumption of certain liabilities.

NOTE 6 -- REVOLVING CREDIT AGREEMENT AND LONG-TERM DEBT

     Long-term debt consisted of the following at July 31:

                                                              1998      1997
                                                            --------    ----
Revolving credit loan.....................................  $ 31,982    $ --
Note payable..............................................       212     233
Obligations under capital leases (Note 9).................        25      47
                                                            --------    ----
                                                              32,219     280
Less current portion......................................   (32,219)    (35)
                                                            --------    ----
Long-term debt............................................  $     --    $245
                                                            ========    ====

  Revolving Credit Agreement

     On July 27, 1998, the Company's senior secured revolving credit agreement was amended to, among other things, increase the total borrowing capacity of the Company's subsidiaries for loan advances and letters of credit from $50,000 to $65,000 and increase the maximum overadvance amount from $35,000 to $49,896. The amended agreement, which expires on August 1, 1999, allocates the total commitment between NordicTrack and Smith & Hawken. Loan advances under the agreement bear interest at 4.0% above the lenders' "base rate" which approximates the prime rate. At July 31, 1998, the lenders' prime rate was 8.5%. The agreement provides for a reduction in the total commitment for net cash proceeds received from the sale of assets not in the ordinary course of business or the issuance of subordinated debt or equity securities. To the extent the Company is not successful in reducing the total commitment to $35,000, or less, by April 1, 1999, the Company must issue notes to the lenders in the principal amount equal to interest which would have accrued at the rate of 1.5% per month, compounded monthly, on the outstanding principal amount of the loans from January 1, 1999 through the date on which the total commitment is reduced to not more than $35,000. Thereafter and until the total commitment is reduced to $35,000, all loans bear interest at the base rate plus 4.0%, payable monthly in arrears in cash, plus 1.5% per month, payable monthly in arrears by issuance of notes in the principal amount of such accrued unpaid interest. Overdue principal and interest on loans and all other overdue amounts bear interest compounded monthly and payable on demand at a rate per annum equal to 2.0% above the otherwise applicable interest rate. An unused line fee of 0.5% per annum of the unused commitment is payable quarterly in arrears. The Company may not pay cash dividends and its capital expenditures are limited under the agreement. In connection with an interim financing agreement obtained during April 1998, the Company issued warrants to one of the lenders to purchase 1,621,741 shares of the Company's common stock at a nominal exercise price. Prior to July 31, 1998, approximately 1,045,400 warrants expired. In connection with the July 27, 1998 amendment, the Company issued 11,814,718 shares of common stock, with a market value of $11,077 on July 27, 1998, to the other two lenders. The market value of the common stock, together with a commitment fee of $2,275 and other closing costs, are capitalized into other assets and will be amortized over the 12 month period ending July 31, 1999. Advances under the Company's revolving line of credit are classified as current liabilities in the consolidated financial statements. An event of default under the revolving credit agreement, if not waived by the senior secured lenders, constitutes a default under the terms of the convertible subordinated debentures and notes described in Note 7 of Notes to Consolidated Financial Statements.

                        CML GROUP, INC. AND SUBSIDIARIES

     The bankruptcy petitions filed by NordicTrack and Nordic Advantage on November 5, 1998 (see Note 1 of Notes to Consolidated Financial Statements) constitute defaults under the Company's revolving credit agreement. On November 5, 1998, however, the lenders under the Company's revolving credit facility and the holders of the 15% secured convertible redeemable subordinated notes due 2003 agreed to forbear from exercising their rights under the guaranties issued by the Company and its subsidiaries until the earlier of January 31, 1999 or an event of default under the forbearance agreement. The forbearance agreement increases the total borrowing capacity of the Company's subsidiaries under the revolving credit facility to $72,000 including $1,500 of debtor in possession financing for NordicTrack. In addition, the forbearance agreement included a commitment fee of $1,380 payable in cash to the senior secured lenders. A commitment fee of $400 also is due to the State of Wisconsin Investment Board, which is the holder of $20,000 of secured convertible subordinated notes (see
Note 7 of Notes to Consolidated Financial Statements).

     Loan advances outstanding under the Company's revolving credit agreement averaged $25,398 in fiscal 1998 with a maximum of $48,518 outstanding at any time. The average interest rate on advances outstanding during the year was 10.6% and the average effective rate, after giving effect to loan origination costs and commitment fees, was 29.7%. At July 31, 1998, the Company had advances of $31,982 and letters of credit of $3,549 outstanding under the agreement.

  Note Payable

     The note payable, which bears interest at 6.0%, is due in monthly installments of approximately $3 and matures on August 1, 2006. As a result of the Company's non-compliance with covenants in its revolving credit agreement, all amounts payable under the note may be accelerated. Accordingly, the note payable is classified as a current liability in the consolidated financial statements.

  Product Financing Arrangements

     The Company has entered into two product financing arrangements, one in fiscal 1996 with limited recourse and the other in fiscal 1997 with full recourse. Under the arrangement with limited recourse, the Company assumes all risk of credit loss on bad debts between 4% and 8% of average receivables; at July 31, 1998 the receivable portfolio balance under this arrangement was $17,962. The Company is responsible for all bad debts under the financing arrangement with full recourse; the receivable portfolio balance under this arrangement was $1,267 at July 31, 1998. Both arrangements require the Company to pay the financing company, on a monthly basis, an amount equal to the difference between the average monthly high-grade commercial paper rate, which was 5.52% at July 31, 1998, and 5.75% on the average portfolio balance. The arrangement with limited recourse is a five year contract that may be terminated during the first three years upon six months notice. The arrangement with full recourse expired in November 1997.

NOTE 7 -- CONVERTIBLE SUBORDINATED DEBENTURES AND NOTES (CLASSIFIED AS CURRENT LIABILITIES)

     On January 20, 1993, the Company issued $57,500 of 5 1/2% convertible subordinated debentures due January 15, 2003. As of July 31, 1998, debentures with a par value of $41,593 were outstanding. Interest on

                        CML GROUP, INC. AND SUBSIDIARIES
the outstanding debentures is payable semiannually in arrears on January 15 and July 15 of each year. The debentures are convertible into shares of the Company's common stock at a conversion price of $25.917 per share, subject to adjustment under certain circumstances. The debentures are redeemable at the option of the Company, in whole or in part, at par. The estimated fair value of the convertible subordinated debentures based upon quoted market prices was approximately $22,980 and $30,155 at July 31, 1998 and 1997, respectively. The convertible subordinated debentures are subject to redemption at the option of the holders if the Company's common stock is neither listed for trading on a United States national securities exchange nor approved for trading on an established automated over-the-counter trading market in the United States. The Company's common stock continues to be listed on the New York Stock Exchange, although the Company does not currently meet the listing requirements of the exchange. The New York Stock Exchange is reviewing the continued listing status of the Company.

     On July 27, 1998, the Company issued a $20,000 secured convertible subordinated note to the State of Wisconsin Investment Board which, on October 14, 1998, was replaced with two notes totaling $20,000 payable to the State of Wisconsin Investment Board. The notes mature on July 27, 2003 and bear interest at 15% payable semiannually in arrears on June 30 and December 31. The notes are convertible into shares of the Company's common stock at the rate of one share of common stock for each $4.00 of principal amount surrendered for conversion, subject to adjustment under certain circumstances. The notes are redeemable at par at the option of the Company, in whole or in part, or at the option of the holder after September 1, 2000. The estimated fair value of the secured convertible subordinated notes was approximately $20,000 at July 31, 1998. The Company's non-compliance with covenants contained in its revolving credit agreement discussed in Note 6 of Notes to Consolidated Financial Statements, constitutes defaults on the notes. The State of Wisconsin Investment Board, however, agreed to forbear from exercising its rights and remedies under the notes until January 31, 1999, in exchange for a commitment fee of $400 which will be added to the principal amount of the notes. Under the terms of the forbearance agreement, the State of Wisconsin Investment Board also agreed to defer the due date of the first interest payment on the notes from December 31, 1998 until January 31, 1999.

NOTE 8 -- INCOME TAXES

     The provision (benefit) for income taxes consists of the following:

                                                            YEAR ENDED JULY 31,
                                                      -------------------------------
                                                       1998        1997        1996
                                                      -------    --------    --------
Current
  Federal...........................................  $    --    $     31    $(48,740)
  State and foreign.................................       78         106         143
                                                      -------    --------    --------
                                                           78         137     (48,597)
Deferred
  Federal...........................................   31,757     (20,084)        778
  State and foreign.................................     (419)       (770)      1,344
                                                      -------    --------    --------
Total...............................................  $31,416    $(20,717)   $(46,475)
                                                      =======    ========    ========
Continuing operations...............................  $31,416    $(20,717)   $(46,475)
Discontinued operations (Note 3)....................       --          --      (8,408)
                                                      -------    --------    --------
Total...............................................  $31,416    $(20,717)   $(54,883)
                                                      =======    ========    ========

                        CML GROUP, INC. AND SUBSIDIARIES

     The sources of prepaid and deferred income taxes and the related tax effect are as follows:

                                                                   JULY 31,
                                                              -------------------
                                                                1998       1997
                                                              --------    -------
Current Assets
  Inventories...............................................  $  2,711    $ 2,343
  Depreciation and amortization.............................       399         --
  Compensation expenses.....................................       882        380
  Occupancy expenses........................................       191        335
  Receivable reserves.......................................       573        853
  Other.....................................................     3,026      2,015
  Less valuation allowance..................................    (7,200)    (1,134)
                                                              --------    -------
                                                                   582      4,792
                                                              --------    -------
Noncurrent Assets
  Depreciation and amortization.............................     1,610        999
  Net operating losses......................................    54,394     27,221
  Insurance expenses........................................     1,322      1,554
  Occupancy expenses........................................       632        897
  Alternative minimum tax credit............................     2,270      2,270
  Other.....................................................     3,163         20
  Less valuation allowance..................................   (61,885)    (7,095)
                                                              --------    -------
                                                                 1,506     25,866
                                                              --------    -------
Total assets................................................  $  2,088    $30,658
                                                              ========    =======
Current Liabilities
  Catalog costs.............................................  $    414    $   494
  Advertising costs.........................................        --        234
  Other.....................................................       168        161
                                                              --------    -------
                                                                   582        889
                                                              --------    -------
Noncurrent Liabilities
  Goodwill..................................................     1,506      1,454
                                                              --------    -------
                                                                 1,506      1,454
                                                              --------    -------
Total liabilities...........................................  $  2,088    $ 2,343
                                                              ========    =======
Total net deferred taxes....................................  $     --    $28,315
                                                              ========    =======

     See Note 10 "Tax Matters" for additional tax information.

     The valuation allowance increased by $60,856 during fiscal 1998 to $69,085 at July 31, 1998 primarily due to net operating losses and a change in estimate with respect to the future realization of the Company's deferred tax assets. The July 31, 1998 valuation allowance primarily relates to net operating loss carryforwards that may not be realized. The valuation allowance increased by $446 during fiscal 1997 to $8,229 at July 31, 1997 primarily due to foreign related losses. The July 31, 1997 valuation allowance primarily relates to foreign net operating loss carryforwards that may not be realized and the alternative minimum tax credit. Net operating loss carryforwards begin expiring in 2000.

                        CML GROUP, INC. AND SUBSIDIARIES

     A reconciliation of the statutory federal income tax rate to the effective tax rate for continuing operations is as follows:

                                                              1998     1997     1996
                                                              -----    -----    -----
Statutory federal income tax rate...........................  (34.0)%  (34.0)%  (35.0)%
State and foreign income taxes net of federal tax effect....    0.1      0.2     (0.5)
Increase in valuation allowance, net........................   66.6       --       --
Benefit of foreign sales corporation........................     --     (0.1)    (0.2)
Other.......................................................     --     (0.1)     0.3
                                                              -----    -----    -----
Effective tax rate..........................................   32.7%   (34.0)%  (35.4)%
                                                              =====    =====    =====

NOTE 9 -- EMPLOYEE BENEFIT PLANS

  Stock Option Plans

     At July 31, 1998, there were 340,458 and 2,629,436 shares reserved for issuance pursuant to the Company's 1982 and 1991 Stock Option Plans, respectively. The terms of both Plans generally provide for options to be granted at fair market value as of the date of grant for a term of no longer than ten years. The options generally become exercisable over the first four years. However, options that fully vest over their first two years representing 760,000 shares of common stock were granted in fiscal 1998.

     At July 31, 1998, there were 54,000 and 250,000 shares reserved for issuance pursuant to the Company's 1993 and 1996 Director Option Plans, respectively. The terms of both Plans generally provide for options to be granted to non-employee directors at fair market value as of the date of grant for a term of ten years. The options vest in three equal annual installments beginning on the first anniversary of the date of grant.

     Combined activity under the Company's option plans is summarized as follows:

                                         OUTSTANDING OPTIONS            EXERCISABLE OPTIONS
                                    -----------------------------   ----------------------------
                                                 WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                      NUMBER      EXERCISE PRICE     NUMBER      EXERCISE PRICE
                                    ----------   ----------------   ---------   ----------------
BALANCE AT AUGUST 1, 1995.........   2,038,195        $ 8.97        1,359,209        $7.39
  Granted.........................     553,728          5.03
  Exercised.......................    (102,360)         3.14
  Terminated......................    (212,160)        13.72
                                    ----------        ------        ---------        -----
BALANCE AT JULY 31, 1996..........   2,277,403        $ 7.83        1,422,192        $7.91
  Granted.........................     584,000          3.53
  Exercised.......................    (138,960)         2.74
  Terminated......................    (385,475)         9.45
                                    ----------        ------        ---------        -----
BALANCE AT JULY 31, 1997..........   2,336,968        $ 6.79        1,438,088        $8.01
  Granted.........................   1,280,929          2.30
  Exercised.......................    (183,614)         2.62
  Terminated......................  (1,034,322)         6.89
                                    ----------        ------        ---------        -----
BALANCE AT JULY 31, 1998..........   2,399,961        $ 4.67        1,408,867        $5.88
                                    ==========        ======        =========        =====

                        CML GROUP, INC. AND SUBSIDIARIES

     A summary of outstanding options as of July 31, 1998 follows:

                                      OUTSTANDING OPTIONS                       EXERCISABLE OPTIONS
                       --------------------------------------------------   ----------------------------
                                                           REMAINING
RANGE OF EXERCISE      NUMBER OF   WEIGHTED AVERAGE    CONTRACTUAL LIFE     NUMBER OF   WEIGHTED AVERAGE
PRICES                  SHARES      EXERCISE PRICE         IN YEARS          SHARES      EXERCISE PRICE
-----------------      ---------   ----------------   -------------------   ---------   ----------------
$1.44 - $5.00........  1,744,812        $ 2.48               7.81             836,683        $ 2.32
$5.01 - $10.00.......    477,499          7.57               6.00             394,534          7.77
$10.01 & higher......    177,650         18.41               4.58             177,650         18.41
                       ---------        ------               ----           ---------        ------
                       2,399,961        $ 4.67               7.21           1,408,867        $ 5.88
                       =========        ======               ====           =========        ======

  Employee Stock Purchase Plans

     The Company's 1996 Employee Stock Purchase Plan authorizes the issuance of 975,000 shares in three annual offerings of 325,000 shares, plus the shares not purchased in prior offerings. Under the third offering, which ends June 14, 1999, 202 employees have elected to receive 296,327 shares. The first offering which ended June 14, 1997, and the second offering which ended June 14, 1998, resulted in the issuance of 37,819 and 83,410 shares to 43 and 56 employees at prices of $2.13 and $1.54 per share, respectively.

  Employee Benefit Plan

     The Company maintains a defined contribution benefit plan covering substantially all of its employees. The Company makes annual contributions to the plan, either in cash or the Company's common stock, based on a percentage of employee compensation as provided by the terms of the plan. Contributions by the Company to the plan charged to operations in fiscal 1998, 1997 and 1996 were $563, $501 and $1,010, respectively.

  Deferred Compensation Plan

     The Company's Incentive Deferred Compensation Plan provides for the grant of incentive compensation awards in the form of shares of common stock to senior executive employees of the Company and its subsidiaries. These shares will be issued to the participants and distributed to them no later than one year after their retirement, disability or death, or their sixty-fifth birthday, whichever occurs first. No awards have been made under the plan in the last ten fiscal years. During fiscal 1998, the Company issued 76,620 shares of common stock to plan participants leaving a balance of 28,140 shares in the plan as of July 31, 1998.

  SFAS No. 123 Pro Forma Disclosures

     Compensation cost based on the fair value method of valuing stock-based awards would have resulted in the following pro forma losses and losses per share, in accordance with the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation:"

                        CML GROUP, INC. AND SUBSIDIARIES

                                                          YEAR ENDED JULY 31,
                                                   ----------------------------------
                                                     1998         1997        1996
                                                   ---------    --------    ---------
NET LOSS FROM CONTINUING OPERATIONS:
  As reported....................................  $(127,378)   $(40,214)   $ (84,809)
  Pro forma......................................   (128,480)    (40,704)     (85,093)
NET LOSS:
  As reported....................................  $(127,378)   $(40,214)   $(100,424)
  Pro forma......................................   (128,480)    (40,704)    (100,708)
BASIC & DILUTED NET LOSS PER SHARE FROM
  CONTINUING OPERATIONS:
  As reported....................................  $   (2.54)   $  (0.81)   $   (1.72)
  Pro forma......................................      (2.56)      (0.82)       (1.72)
BASIC & DILUTED NET LOSS PER SHARE:
  As reported....................................  $   (2.54)   $  (0.81)   $   (2.04)
  Pro forma......................................      (2.56)      (0.82)       (2.04)

     Fair values were calculated using the Black-Scholes option pricing model. Key assumptions used in the model were:

                                           1998               1997              1996
                                      ---------------    --------------    --------------
Dividend yield......................             0.00%             0.00%             0.00%
Volatility..........................   94.83 - 115.17%    61.73 - 76.89%    38.96 - 72.47%
Risk-free interest rate.............      5.42 - 6.33%      5.72 - 6.88%      5.82 - 6.81%
Expected life in years..............             9.26              7.12              9.16
Weighted average grant date fair
  value.............................            $2.01             $1.49             $2.80

NOTE 10 -- COMMITMENTS AND CONTINGENCIES

  Leases

     The Company leases certain office, distribution and retail space, as well as vehicles and equipment, under agreements expiring over the next 15 years. Most of the leases for retail space provide for renewal options, contain normal escalation clauses and require the Company to pay real estate taxes and other expenses.

     Capital leases, which consist of vehicles included in machinery and equipment in the consolidated financial statements, are as follows:

                                                                JULY 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Machinery and equipment.....................................  $ 40    $ 73
Less accumulated amortization...............................   (37)    (41)
                                                              ----    ----
Machinery and equipment, net................................  $  3    $ 32
                                                              ====    ====

                        CML GROUP, INC. AND SUBSIDIARIES

     Future minimum lease payments under leases that have initial or remaining noncancelable lease terms in excess of one year at July 31, 1998 are as follows:

                                                            CAPITAL    OPERATING
                                                            LEASES      LEASES
                                                            -------    ---------
Year ending July 31:
1999......................................................    $25       $12,375
2000......................................................     --        11,548
2001......................................................     --         9,708
2002......................................................     --         7,786
2003......................................................     --         6,725
Thereafter................................................     --        18,341
                                                              ---       -------
Total minimum lease payments..............................     25        66,483
Less portion representing interest........................     --            --
                                                              ---       -------
                                                              $25       $66,483
                                                              ===       =======

     The total minimum payments required under operating leases do not include contingent rentals which may be paid under certain store leases on the basis of a percentage of sales in excess of stipulated amounts. Total rentals charged to operations in fiscal 1998, 1997 and 1996 were $21,601, $25,633 and $53,616, respectively. Contingent rentals were approximately $350 in fiscal 1998, $500 in fiscal 1997 and $3,317 in fiscal 1996. Store construction credits of $2,153 and $1,387 and deferred rent liabilities of $521 and $366 were included in other noncurrent liabilities at July 31, 1998 and July 31, 1997, respectively.

  Litigation

     NordicTrack is named as the defendant in a Consolidated Class Action Complaint ("Consolidated Complaint") filed on September 25, 1996 in the United States District Court for the Southern District of New York and subsequently transferred to the United States District Court for the District of Minnesota on January 30, 1997. The named plaintiffs, Elissa Crespi and John Lucien Ware, Jr., allege in the Consolidated Complaint that NordicTrack made false and misleading claims in its advertising concerning the weight loss of persons using its ski exercisers by misrepresenting and failing to disclose material findings of weight loss studies conducted by or on behalf of NordicTrack. The named plaintiffs assert claims of common law fraud, fraudulent concealment, negligent misrepresentation and omission, breach of express and implied warranties, and violation of Section 349 of the State of New York General Business Law. The named plaintiffs also seek to represent a class allegedly consisting of all persons in the United States who purchased a NordicTrack ski exerciser during the period from November 15, 1993 to April 10, 1996, excluding NordicTrack and its employees. On September 2, 1997, the named plaintiffs filed a motion to remand the case to state court in New York, which NordicTrack opposed. On January 5, 1998, the parties reached an agreement-in-principle concerning the general terms and conditions of a class action settlement of the case which was memorialized in a Memorandum of Understanding filed with the Minnesota Court. On January 8, 1998, the United States District Court for the District of Minnesota remanded the case to the Supreme Court for the State of New York for consideration of whether the proposed settlement should be approved and a final judgment and order entered thereon. Since the filing of the Memorandum of Understanding, the parties have executed the comprehensive terms of a Stipulation of Settlement. Management believes the settlement will not have a material adverse impact on the Company's business, financial condition and results of operations. In addition, there can be no assurance that the New York Court will ultimately approve the class settlement. If the New York Court does approve the settlement, there can be no assurance that it will not be reversed or modified on appeal.

                        CML GROUP, INC. AND SUBSIDIARIES

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

     In a complaint dated September 30, 1997, filed by Precor Incorporated ("Precor") in the United States District Court for the Western District of Washington in Seattle, Precor alleges that the manufacture, offering for sale and sale by NordicTrack of its exercisers marketed under the Ellipse(TM) trademark infringe a United States patent which Precor has licensed from the inventor, Larry Miller (the "Miller Patent"). The technology used in NordicTrack's Ellipse(TM) exercisers is licensed by NordicTrack from a third party, and the Company believes that NordicTrack's products do not infringe the Miller Patent. In February 1998, Precor amended the complaint to add infringement claims against a major wholesale customer of NordicTrack's and the licenser of NordicTrack's technology. In March 1998, Precor added as parties the two manufacturers of the Ellipse(TM) exercisers, one in Taiwan and one in Tennessee. The complaint is scheduled for trial in 1999. Precor has returned the Miller Patent to the United States Patent and Trademark Office for further examination. NordicTrack filed a separate reexamination request in April 1998 and requested a stay of the litigation pending completion of the reexaminations. The Court has denied the stay petition. Meanwhile, discovery has recently commenced. While NordicTrack believes it has meritorious defenses to the complaint and intends to vigorously defend against the allegations, this lawsuit is in an early stage and the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of an unfavorable outcome.

     On May 8, 1998, NordicTrack was named as a defendant in a complaint filed by Fitness Quest Inc. ("Fitness Quest") in the United States District Court for the Eastern Division of the Northern District of Ohio. Fitness Quest alleges the marketing by NordicTrack of a line of elliptical exercise products under the Ellipse(TM) trademark infringes the Eclipse Trainer(R) trademark used by Fitness Quest on its elliptical motion exercise machines and also alleges various violations of state and federal unfair competition laws. This complaint was settled on September 28, 1998. Management believes the contemplated settlement will not have a material adverse impact on the Company's business, financial condition and results of operations.

     On May 21, 1998, NordicTrack was named as a defendant in a complaint filed by Michael L. Richey ("Richey"), an individual inventor and patentee of United States Patent No. 4,949,958 entitled "Weight Lifting Machine", in the United States District Court for the Southern District of Indiana at Indianapolis. Richey alleges that the NordicTrack UltraLift and Isolift exercise machines infringe his patent. He seeks an injunction under the patent to block sale by NordicTrack of those machines. No request for a preliminary injunction has yet been filed. Discovery has recently begun. While NordicTrack believes it has meritorious defenses to the complaint and intends to vigorously defend against the allegations, this lawsuit is in its earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's business, financial condition and results of operations of an unfavorable outcome.

     On November 2, 1998, NordicTrack, Inc., the NordicTrack Severance Pay Plan and CML Group, Inc. were named as defendants in a Class Action Complaint (the "Class Action Complaint") filed in United States District Court for the District of Minnesota by five former NordicTrack employees on behalf of themselves and other persons similarly situated. The named plaintiffs, Jay Miller, Carol Hamlin, Denisa Pulk, Colleen Entinger and Bernadine Venske allege in the Class Action Complaint that NordicTrack and CML Group violated the Worker Adjustment and Retraining Notification Act (the "WARN Act") by failing to

                        CML GROUP, INC. AND SUBSIDIARIES
provide sixty days written notice to employees advising them that NordicTrack facilities in Chaska, Minnesota and Glencoe, Minnesota were going to be shutdown. The plaintiffs further allege that NordicTrack and CML Group violated the Employee Retirement Income Security Act ("ERISA") by breaching their fiduciary duty to pay terminated NordicTrack employees benefits pursuant to the NordicTrack Severance Pay Plan. The plaintiffs are seeking back pay and damages pursuant to the WARN Act and severance benefits under the NordicTrack Severance Pay Plan. While NordicTrack and CML Group believe they have meritorious defenses to the Class Action Complaint and intend to vigorously defend against the allegations, this lawsuit is in its earliest stages and the Company is unable to determine the likelihood and possible impact on the Company's financial condition or results of operations of an unfavorable outcome.

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

     In May 1998, settlement discussions with the EPA resumed regarding responsibility for the environmental problems and the costs of cleanup. An agreement in principle has been reached pursuant to which the Company will be required to pay $600 to the EPA in return for a release from liability. The terms of the settlement document, including the release, are under negotiation. The Company's primary insurer has agreed to pay $575 of the settlement and the Company will pay $25.

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

                        CML GROUP, INC. AND SUBSIDIARIES

  Tax Matters

     The Internal Revenue Service ("IRS") has been engaged in an examination of the Company's tax returns for the fiscal years 1987 through 1991. The IRS issued a "30-day letter" to the Company proposing certain adjustments which, if sustained, would result in a tax deficiency for the years under examination. The Company has filed an appeal with the IRS protesting the proposed adjustments. The adjustments proposed by the IRS primarily relate to: (i) the disallowance of deductions taken by the Company with respect to incentive compensation payments of $43,000 made to the former owners of NordicTrack (acquired in June 1986) pursuant to their employment contracts; and (ii) incentive compensation payments made to the former owners of Britches of Georgetowne (acquired in August 1983 and sold in April 1996) pursuant to the terms of an earnout agreement and the valuation of certain assets acquired in connection with the acquisition of Britches of Georgetowne in the amount of $9,200 . The net federal tax due relating to the proposed adjustments approximates $15,900. Interest on the proposed deficiencies approximates $22,200 as of July 31, 1998.

     The Company believes that its positions with respect to these issues taken were valid and in accordance with the Internal Revenue Code and intends to vigorously oppose the proposed adjustments. However, at this stage no assurance can be given of a favorable outcome on these matters. If the IRS proposed adjustments are sustained, any back taxes owed and associated interest would have a material adverse effect on the Company's consolidated operating results for the period in which such issues are finally resolved and would also have a material adverse effect on the Company's consolidated financial condition.

  Letters of Credit

     At July 31, 1998, the Company was contingently liable for outstanding letters of credit in the amount of $3,549.

NOTE 11 -- PREFERENCE STOCK

  Preference Stock

     The Company has 2,000,000 shares, $.10 par value, of preference stock authorized, none of which was issued and outstanding at July 31, 1998.

NOTE 12 -- INDUSTRY SEGMENTS

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

                        CML GROUP, INC. AND SUBSIDIARIES

                                                                   YEAR ENDED JULY 31,
                                                            ---------------------------------
                                                              1998        1997        1996
                                                            --------    --------    ---------
Net Sales:
  NordicTrack.............................................  $186,319    $267,740    $ 368,151
  Smith & Hawken..........................................    88,041      73,575      176,754
                                                            --------    --------    ---------
                                                            $274,360    $341,315    $ 544,905
                                                            ========    ========    =========
Operating Income (Loss):
  NordicTrack.............................................  $(85,649)   $(58,641)   $ (72,609)
  Smith & Hawken (Note 5).................................     2,801       2,008      (47,691)
                                                            --------    --------    ---------
                                                             (82,848)    (56,633)    (120,300)
Interest, Corporate and Other Expenses....................   (13,114)     (4,298)     (10,984)
                                                            --------    --------    ---------
                                                            $(95,962)   $(60,931)   $(131,284)
                                                            ========    ========    =========
Identifiable Assets at July 31:
  NordicTrack.............................................  $ 36,917    $ 88,294    $ 138,431
  Smith & Hawken..........................................    45,075      43,744       45,898
  Corporate and Other.....................................    12,340      14,298       29,022
                                                            --------    --------    ---------
                                                            $ 94,332    $146,336    $ 213,351
                                                            ========    ========    =========
Depreciation and Amortization:
  NordicTrack.............................................  $  8,886    $ 11,277    $  11,369
  Smith & Hawken..........................................     3,095       2,800       12,412
  Discontinued Operations.................................        --          --        4,454
  Corporate and Other.....................................     5,042         753          503
                                                            --------    --------    ---------
                                                            $ 17,023    $ 14,830    $  28,738
                                                            ========    ========    =========
Capital Expenditures:
  NordicTrack.............................................  $  1,714    $  4,523    $   7,551
  Smith & Hawken..........................................     4,941       1,403       12,459
  Discontinued Operations.................................        --          --        1,536
  Corporate and Other.....................................        11           5            9
                                                            --------    --------    ---------
                                                            $  6,666    $  5,931    $  21,555
                                                            ========    ========    =========

                                                                     SCHEDULE II

                        CML GROUP, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                  BALANCE
                                                    AT          CHARGED                     BALANCE
                                                 BEGINNING      TO COSTS                    AT END
DESCRIPTION                                       OF YEAR     AND EXPENSES    DEDUCTIONS    OF YEAR
-----------                                      ---------    ------------    ----------    -------
                                                                   (IN THOUSANDS)
Allowance for Doubtful Accounts Receivable:
  Year Ended July 31, 1996.....................   $2,141        $ 4,652        $ 3,305      $ 3,488
  Year Ended July 31, 1997.....................    3,488          1,553          2,335        2,706
  Year Ended July 31, 1998.....................    2,706          1,026          1,617        2,115
Allowance for Doubtful Notes Receivable:
  Year Ended July 31, 1996.....................   $    9        $    --        $    --      $     9
  Year Ended July 31, 1997.....................        9             --              3            6
  Year Ended July 31, 1998.....................        6             --              6           --
Accrual for Loss on Disposals:
  Year Ended July 31, 1996.....................   $6,276        $54,847        $58,416      $ 2,707
  Year Ended July 31, 1997.....................    2,707             --          2,707           --
  Year Ended July 31, 1998.....................       --             --             --           --
Income Tax Valuation Allowance:
  Year Ended July 31, 1996.....................   $3,522        $ 4,261        $    --      $ 7,783
  Year Ended July 31, 1997.....................    7,783            446             --        8,229
  Year Ended July 31, 1998.....................    8,229         60,856             --       69,085

                                 EXHIBIT INDEX

 2(a)    --  Stock Purchase Agreement dated as of April 11, 1996 among
             Britches of Georgetowne, Inc., the Company, Britches
             Acquisition Corp. and Damrak Company Limited is incorporated herein by reference to Exhibit 2 to the Company's Current
             Report on Form 8-K filed April 29, 1996.
 2(b)    --  Asset Purchase and Sale Agreement dated as of June 6, 1996 by and among the Company, The Nature Company, The Nature
             Company International, Inc. and Nordic Advantage of Ontario,
             Discovery Communications, Inc. and The Discovery Channel
             Store, Inc. is incorporated herein by reference to Exhibit 2 to the Company's Current Report on Form 8-K filed June 21,
             1996.
 3(a)    --  Restated Certificate of Incorporation, as amended, of the
             Company is incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-8 filed
             December 11, 1992 (File No. 33-55660)
 3(b)    --  By-Laws, as amended, of the Company are incorporated herein by reference to Exhibit 3.2 to the Company's Registration
             Statement on Form S-8 filed January 23, 1992 (File No.
             33-45073)
 4(a)    --  Specimen certificate for shares of Common Stock of the
             Company is incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (File No.
             2-86828)
 4(b)    --  Specimen certificates for the Company's 5 1/2% Convertible
             Subordinated Debentures Due 2003 are incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q filed March 16, 1993.
 4(c)    --  Terms of the Company's 5 1/2% Convertible Subordinated
             Debentures Due 2003 are incorporated herein by reference to
             Exhibit A to Exhibit 19.2 to the Company's Quarterly Report
             on Form 10-Q filed March 16, 1993.
 4(d)    --  Secured Redeemable Subordinated Note Due 2003 dated as of
             July 27, 1998 between the Company and the State of Wisconsin
             Investment Board
*10(a)   --  1982 Stock Option Plan, as amended, and Forms of Option
             Agreements are incorporated herein by reference to Exhibit
             10(y) to the Company's Registration Statement on Form S-1
             (File No. 2-86828)
*10(b)   --  Amendment to Section 18 of the 1982 Stock Option Plan, dated
             October 7, 1987, is incorporated herein by reference to
             Exhibit 10(g) to the Company's Annual Report on Form 10-K
             filed October 28, 1988.
*10(c)   --  Amendment to Section 5(a) of the 1982 Stock Option Plan,
             dated December 5, 1991, is incorporated herein by reference to Exhibit 10(c) to the Company's Annual Report on Form 10-K
             filed October 21, 1992, as amended by the Company's Form 8 filed October 28, 1992.
10(d)    --  Revolving Credit Agreement dated as of April 17, 1996 and amended and restated as of July 27, 1998 among the Company,
             NordicTrack, Inc., Nordic Advantage, Inc. and Smith &
             Hawken, Ltd., as Borrowers, and BankBoston, N.A. and the
             other Lending Institutions listed on Schedule 1 thereto, as
             Lenders.
*10(e)   --  1987 Employees' Severance Benefit Plan, dated October 7,
             1987, is incorporated herein by reference to Exhibit 10(bb)
             to the Company's Annual Report on Form 10-K filed October
             28, 1988.
*10(f)   --  1991 Stock Option Plan and Forms of Option Agreements are
             incorporated herein by reference to Exhibit 10(m) to the
             Company's Annual Report on Form 10-K filed October 21, 1992, as amended by the Company's Form 8 filed October 28, 1992.
*10(g)   --  Form of Split Dollar Life Insurance Policy for the Benefit
             of Certain Executive Officers is incorporated herein by
             reference to Exhibit 10(n) to the Company's Annual Report on
             Form 10-K filed October 21, 1992, as amended by the
             Company's Form 8 filed October 28, 1992.
*10(h)   --  1993 Director Option Plan is incorporated herein by
             reference to Exhibit 10(n) to the Company's Annual Report on
             Form 10-K filed October 29, 1993.

*10(i)   --  1993 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(o) to the Company's Annual Report on
             Form 10-K filed October 29, 1993.
10(j)    --  Subscription Agreement, dated as of January 12, 1993, among the Company, Lehman Brothers International (Europe),
             Deutsche Bank A.G. London, Lombard Odier International
             Underwriters, S.A., Swiss Bank Corporation and S.G. Warburg
             Securities is incorporated herein by reference to Exhibit
             19.1 to the Company's Quarterly Report on Form 10-Q filed
             March 16, 1993.
10(k)    --  Fiscal Agency Agreement, dated as of January 20, 1993, between the Company and Chemical Bank is incorporated herein by reference to Exhibit 19.2 to the Company's Quarterly
             Report on Form 10-Q filed March 16, 1993.
*10(l)   --  1996 Director Option Plan is incorporated herein by
             reference to Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q filed March 12, 1996.
*10(m)   --  1996 Employee Stock Purchase Plan is incorporated herein by reference to Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q filed March 12, 1996.
*10(n)   --  Form of Agreement Concerning Qualified Termination is
             incorporated herein by reference to Exhibit 10(p) to the
             Company's Annual Report on Form 10-K filed October 29, 1997.
*10(o)   --  Severance agreement dated as of March 17, 1998 between the
             Company and Charles M. Leighton.
*10(p)   --  Employment Agreement dated as of June 18, 1998 among the
             Company, Smith & Hawken, Ltd. and Kathleen Tierney.
10(q)    --  NordicTrack Note dated as of July 27, 1998 among
             NordicTrack, Inc., Nordic Advantage, Inc. and B III Capital
             partners, L.P.
10(r)    --  S&H Note dated as of July 27, 1998 between Smith & Hawken,
             Ltd. and BankBoston, N.A.
10(s)    --  Stock Purchase Agreement dated as of July 27, 1998 among the
             Company, B III Capital Partners, L.P. and Mellon Bank, N.A.
             solely in its capacity as Trustee for General Motors
             Employees Domestic Group Pension Trust as directed by DDJ
             Capital Management, LLC, and not in its individual capacity.
10(t)    --  Registration Rights Agreement dated as of July 27, 1998 among the Company, B III Capital Partners, L.P. and Mellon
             Bank, N.A. solely in its capacity as Trustee for General
             Motors Employees Domestic Group Pension Trust as directed by
             DDJ Capital Management, LLC, and not in its individual
             capacity.
10(u)    --  Amendment No. 1 to Common Stock Purchase Warrant No. 3 dated as of July 27, 1998 between FSC Corp. and the Company.
10(v)    --  Common Stock Purchase Warrant No. 1 dated as of March 11,
             1998 between Rothschild Recovery Fund, L.P. and the Company.
10(w)    --  Note Purchase Agreement dated as of July 27, 1998 between the Company and the State of Wisconsin Investment Board.
*10(x)   --  Severance agreement dated as of August 10, 1998 between the
             Company and G. Robert Tod.
*10(y)   --  First Amendment to Kathleen Tierney Employment Agreement
             dated as of August 14, 1998 among the Company, Smith &
             Hawken, Ltd. and Kathleen Tierney.
*10(z)   --  Employment Agreement among the Company, Smith & Hawken, Ltd.
             and David McCreight.
21       --  Subsidiaries of the Registrant.
23       --  Consent of Deloitte & Touche LLP.
27       --  Financial Data Schedule.

---------------
* Management contract or compensatory plan or arrangement filed herewith in response to Item 14(a)(3) of the instructions to Form 10-K.