Form 10-K/A
period 1998-07-31
CML GROUP INC
filed 1998-11-30
CIK 729576

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-K/A

                                AMENDMENT NO. 1

   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JULY 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 001-09630

                                CML GROUP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 04-2451745

    (STATE OR OTHER JURISDICTION                    (I.R.S. EMPLOYER
  OF INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

524 MAIN STREET, ACTON, MASSACHUSETTS                     01720

   (ADDRESS OF PRINCIPAL EXECUTIVE                     (ZIP CODE)
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (978) 264-4155

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS                 NAME OF EACH EXCHANGE ON WHICH REGISTERED
             -------------------                 -----------------------------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the registrant was approximately $23,330,287 based on the closing price of the Common Stock as reported on the New York Stock Exchange on October 21, 1998.

     Number of shares of Common Stock outstanding as of October 21, 1998:
62,214,099.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     CML Group, Inc. (the "Company") hereby amends the following items of its Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 1998 as set forth in the pages attached hereto:

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is contained in part under the caption "Executive Officers of the Company" in Part I of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on November 13, 1998.

     The following table sets forth certain information with respect to the directors of the Company:

DIRECTORS WHOSE TERMS EXPIRE IN 1998 (CLASS B DIRECTORS)

Warren J. Isabelle              President of Ironwood Capital Management, LLC, an investment advisory company, since August 1997; Chief Investment
                                Officer of Equities at Keystone Investment Management Co.,
                                an investment management company, from February 1997 to May
                                1997; Senior Vice President, Head of Domestic Equities at
                                Pioneering Management Corp. from June 1984 to February 1997.
                                Age 46, director of the Company since September 1998.

Martin E. Welch, III            Senior Vice President and Chief Financial Officer of Kmart
                                Corporation, a national mass merchandise retailer, since
                                1995; Senior Vice President and Chief Financial Officer of
                                Federal-Mogul Corporation from 1991 to 1995. Age 50,
                                director of the Company since September 1998.

DIRECTOR WHOSE TERM EXPIRES IN 1999 (CLASS C DIRECTOR)

John A.C. Pound                 Chairman of the Board of Directors of the Company since
                                January 1998, Acting Chief Executive Officer from February
                                1998 to April 1998 and Chief Executive Officer since April
                                1998; Consultant on business strategy and corporate
                                governance from January 1988 to January 1998; Lecturer,
                                Harvard Law School from September 1994 to June 1997; member of the faculty at the Kennedy School of Government, Harvard
                                University from September 1987 to June 1994. Age 43,
                                director of the Company since 1997.

DIRECTORS WHOSE TERMS EXPIRE IN 2000 (CLASS A DIRECTORS)

Thomas H. Lenagh                Financial Consultant since 1986; director of Adams Express
                                Company, Clemente Global Growth Fund, Gintel Fund, Inc., ASD
                                Group, Inc., ICN Biomedicals, V-Band Corp., Franklin Covey
                                Co. and Styles on Video, Inc. Age 78, director of the
                                Company since 1976.

Kathleen Tierney                Chief Executive Officer of Smith & Hawken, Ltd. ("Smith &
                                Hawken") since February 1998 and President since 1993;
                                Executive Vice President of The Nature Company from 1986
                                until 1993. Age 53, director of the Company since September
                                1998.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Except as described below, and based solely upon a review of reports submitted, and representations made, to the Company, the Company believes that during the fiscal year ended July 31, 1998, its executive officers, directors and holders of more than 10% of the Common Stock complied with all Section 16(a) filing requirements.

     On January 9, 1998, John A.C. Pound, Chairman of the Board of Directors and Chief Executive Officer of the Company, filed a corrected Form 3, Initial Statement of Beneficial Ownership of Securities, to report his beneficial ownership of 2,500 shares of Common Stock of the Company. Mr. Pound's original Form 3 filing on December 22, 1997 had inadvertently reported the ownership of only 2,000 shares.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION

     The following table sets forth certain information with respect to the annual and long-term compensation of the two persons who served as the Company's Chief Executive Officer during fiscal 1998 and each of the three other most highly compensated executive officers of the Company (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                            LONG-TERM COMPENSATION
                                                          ---------------------------
                                                                   AWARDS(2)
                                    ANNUAL COMPENSATION   ---------------------------
                                    -------------------    RESTRICTED     SECURITIES     ALL OTHER
                                     SALARY     BONUS        STOCK        UNDERLYING    COMPENSATION
NAME AND PRINCIPAL POSITION  YEAR     ($)       ($)(1)    AWARDS($)(3)   OPTIONS (#)       ($)(4)
---------------------------  ----   --------   --------   ------------   ------------   ------------
John A.C. Pound(5)........   1998   $120,000   $150,000     $   -0-        $351,429       $    -0-
  Chairman of the Board and
  Chief Executive Officer
Charles M. Leighton(6)....   1998    267,500        -0-      71,831          50,000        979,896
  Chairman of the Board      1997    517,937        -0-         -0-          50,000         25,934
  and Chief Executive        1996    595,000        -0-         -0-             -0-         25,958
  Officer
G. Robert Tod(7)..........   1998    324,167        -0-      74,226          50,000        995,883
  President and Chief        1997    517,937        -0-         -0-          50,000         12,652
  Operating Officer          1996    595,000        -0-         -0-             -0-         12,536
Glenn E. Davis............   1998    185,000    100,000         -0-          95,000          5,120
  Executive Vice             1997    165,000        -0-         -0-          41,000          5,076
  President of Finance       1996    152,500        -0-         -0-          35,000          5,324
  and Administration, Chief
  Financial Officer,
  Treasurer and Secretary
Paul J. Bailey............   1998    100,500     30,000         -0-           6,000          3,331
  Vice President,
  Controller, Assistant
  Treasurer and Assistant
  Secretary

---------------
(1) Amounts in this column represent bonuses earned under the Company's executive compensation program for the respective fiscal years.

(2) The Company does not have a long-term compensation program that includes long-term incentive payouts. No restricted stock awards or stock appreciation rights (SARs) were granted to any of the Named Executive Officers during fiscal 1998.

(3) The amounts shown in this column for fiscal 1998 represent the value of common stock distributed to Messrs. Leighton and Tod under the Company's Incentive Deferred Compensation Plan. These distributions were made earlier than otherwise provided for under the terms of the Company's Incentive Deferred Compensation Plan pursuant to severance agreements entered into by the Company with Messrs. Leighton and Tod.

(4) The amounts shown in this column for fiscal 1998 represent split-dollar life insurance premiums of $633 paid by the Company for Mr. Leighton and the Company's contributions under its 401(k) savings plan of $980, $2,820, $5,120 and $3,331 to each of Messrs. Leighton, Tod, Davis and Bailey, respectively. The amounts in this column for fiscal 1998 also include severance payments of $240,000 to be paid to each of Messrs. Leighton and Tod and $738,283 and $753,063 representing the cash surrender value of life insurance contracts delivered to Messrs. Leighton and Tod, respectively, in connection with their separation from the Company. See "Employment Agreements and Severance Arrangements," for a description of the timing of these severance payments.

(5) Mr. Pound has served as the Company's Chief Executive Officer since April 14, 1998.

(6) Mr. Leighton served as the Company's Chief Executive Officer until February 20, 1998.

(7) Mr. Tod served as the Company's President and Chief Operating Officer until June 30, 1998.

STOCK OPTIONS

     The following table summarizes certain information regarding options granted during fiscal 1998 to the Named Executive Officers. No SARs were granted during fiscal 1998.

                       OPTION GRANTS IN LAST FISCAL YEAR

                                            INDIVIDUAL GRANTS                       POTENTIAL REALIZABLE
                          -----------------------------------------------------       VALUE AT ASSUMED
                          NUMBER OF      PERCENT OF                                ANNUAL RATES OF STOCK
                          SECURITIES       TOTAL                                   PRICE APPRECIATION FOR
                          UNDERLYING      OPTIONS       EXERCISE                       OPTION TERM(4)
                           OPTIONS       GRANTED TO      OR BASE                   ----------------------
                           GRANTED      EMPLOYEES IN      PRICE      EXPIRATION       5%           10%
NAME                         (#)        FISCAL YEAR     ($/SHARE)       DATE          ($)          ($)
----                      ----------    ------------    ---------    ----------    ---------    ---------
John A.C. Pound.........   300,000(1)        23%         $1.4375      2/10/08      $271,211     $687,301
                            51,429(2)         4           3.50        12/4/07       113,202      286,876
Charles M. Leighton.....    50,000(3)         4           3.125       8/20/07        98,265      249,022
G. Robert Tod...........    50,000(3)         4           3.125       8/20/07        98,265      249,022
Glenn E. Davis..........    75,000(1)         6           1.50        2/11/08        70,751      179,296
                            20,000(3)         2           3.125       8/20/07        39,306       99,609
Paul J. Bailey..........     6,000(3)       -0-           3.125       8/20/07        11,792       29,883

---------------
(1) Options become exercisable on a cumulative basis under the following schedule: 50% of the shares covered thereby becoming exercisable on the date of grant, 25% of the shares exercisable on July 31, 1998 and 25% of the shares exercisable on December 31, 1998.

(2) Options granted on December 5, 1997 under the 1996 Director Option Plan and become exercisable on a cumulative basis under the following schedule:
    33.33% of the shares covered thereby becoming exercisable on December 5, 1998, 33.33% of the shares exercisable on December 5, 1999 and 33.33% becoming exercisable on December 5, 2000.

(3) Options become exercisable on a cumulative basis, with 20% of the shares covered thereby becoming exercisable on the date of grant and an additional 20% of the shares becoming exercisable on each successive anniversary date, with full vesting occurring on the fourth anniversary date.

(4) Amounts represent hypothetical gains that could be achieved for the options if exercised at the end of the option terms. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted. This table does not take into account the actual change in the price of the Common Stock. Actual gains, if any, on stock option exercises will depend on the future performance of the Common Stock and the date on which the options are exercised. The gains shown are net of the option exercise price, but do not reflect taxes or other expenses associated with the exercise.

YEAR-END OPTION TABLE

     The following table summarizes certain information regarding stock options held as of July 31, 1998 by the Named Executive Officers. No SARs were held during fiscal 1998.

              AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                         FISCAL YEAR-END OPTION VALUES

                                                                      NUMBER OF SHARES            VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                                                                 OPTIONS AT FISCAL YEAR-END        AT FISCAL YEAR-END
                           SHARES ACQUIRED ON   VALUE REALIZED   (EXERCISABLE/UNEXERCISABLE)   (EXERCISABLE/UNEXERCISABLE)
          NAME                EXERCISE(#)            ($)                     (#)                         ($)(1)
          ----             ------------------   --------------   ---------------------------   ---------------------------
John A.C. Pound..........           -0-            $    -0-           225,000/126,429                  $  -0-/-0-
Charles M. Leighton......       149,400             114,665                   -0-/-0-                     -0-/-0-
G. Robert Tod............           -0-                 -0-            429,081/82,177                     -0-/-0-
Glenn E. Davis...........           -0-                 -0-            169,958/75,963                     -0-/-0-
Paul J. Bailey...........           -0-                 -0-             47,400/18,800                     -0-/-0-

---------------
(1) Value based on the last sale price per share ($.875) of the Common Stock on July 31, 1998, as reported on the New York Stock Exchange, less the exercise price.

EMPLOYMENT AGREEMENTS AND SEVERANCE ARRANGEMENTS

     On February 12, 1998, the Governance Committee of the Board of Directors (the "Governance Committee") approved the following compensation arrangements for John A.C. Pound: a salary of $20,000 per month, a signing bonus of $50,000, and an incentive payment of $100,000, to be awarded if the Board, in its discretion, was satisfied with Mr. Pound's performance through the end of fiscal 1998. The Governance Committee also granted Mr. Pound options for the purchase of 300,000 shares of Common Stock, of which 50% would vest at the time of grant, 25% on July 31, 1998 and the remaining 25% on December 31, 1998 (or sooner in the event of a change in control). On August 10, 1998, the Board authorized the payment of a performance bonus of $100,000 to Mr. Pound for services rendered to the Company in fiscal 1998. At a meeting on September 15, 1998, the Board approved a resolution increasing Mr. Pound's salary to $295,000, effective August 1, 1998.

     On February 12, 1998, the Governance Committee authorized the Company to pay Glenn E. Davis an incentive payment of $75,000 on July 31, 1998 if the Board determined, in its discretion, that Mr. Davis' performance warranted such payment and to grant Mr. Davis a stock option for the purchase of 75,000 shares. On August 10, 1998, the Board authorized the payment of a performance bonus of $100,000 to Mr. Davis.

     On June 19, 1998, the Company entered into an agreement relating to the continued employment of Kathleen Tierney as President and Chief Executive Officer of Smith & Hawken. This agreement, which was subsequently amended on September 1, 1998, provides for Ms. Tierney to receive: (i) a base salary of $300,000, (ii) a bonus of 10-100% of base salary, (iii) stock options for up to 350,000 shares exercisable at current market value when approved by the Board (two-year vesting), (iv) severance payments for 30 months, (v) sale participation if Smith & Hawken is sold and (vi) retention benefits to be addressed as part of the fiscal 1998 bonus.

     On April 14, 1998, G. Robert Tod was appointed to the position of Vice Chairman of the Board of Directors with an annual salary of $90,000.

     On August 10, 1998, the Company executed a severance agreement with Mr. Tod in connection with Mr. Tod's separation from the Company, effective June 30, 1998. Under the agreement, the Company agreed to distribute to Mr. Tod life insurance policies held in a Rabbi Trust and pay Mr. Tod $240,000, including nine equal monthly installments of $20,000 beginning August 15, 1998 and a final payment of $60,000 on May 1, 1999. In addition, the Company would continue to make available a currently leased auto until the lease terminated in December 1998. Mr. Tod agreed to reimburse the Company for lease payments at the rate of $200 per month until the Rabbi Trust was made available to him. After this had occurred, and until December 1998, Mr. Tod would be responsible for all auto expenses (lease plus insurance payments).

     On March 17, 1998, the Company executed a severance agreement with Charles
M. Leighton in connection with Mr. Leighton's separation from the Company, effective March 31, 1998. Under the agreement, the Company agreed to distribute to Mr. Leighton life insurance policies held in a Rabbi Trust and pay Mr. Leighton $240,000 in three equal payments on August 1, 1998, November 1, 1998 and January 1, 1999.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During the 1998 fiscal year, the members of the Governance Committee were Lauren M. Tyler, Howard H. Callaway, Thomas H. Lenagh, John A.C. Pound, and Ralph F. Verni, as Chairman. Current members of the Governance Committee include Mr. Lenagh, Warren J. Isabelle and Martin E. Welch, III. No Governance Committee interlocks or insider participation existed during fiscal 1998.

DIRECTOR COMPENSATION AND STOCK OPTIONS

  Compensation for Directors

     From the beginning of the 1998 fiscal year until August 10, 1998, directors who were not officers or employees of the Company were entitled to $3,000 for each Board of Directors' meeting attended ($750 for each telephonic meeting), plus expenses. Members of the Audit Committee of the Company and the Governance Committee received $750 for each committee meeting attended and the chairman of each of these committees received $2,000 for services as chairman. Until his resignation on June 25, 1998, Mr. Callaway was paid an additional $2,000 as lead director of the Board of Directors.

     On August 10, 1998, the Board of Directors adopted a resolution, effective August 11, 1998, that all fees paid to non-employee directors for attending meetings of the Board of Directors and committees thereof would be reduced 50% and that no director would receive any fees for participating in telephonic meetings of the Board or any committee thereof.

  Deferred Compensation Plan

     The Company's Incentive Deferred Compensation Plan provides for the grant of incentive compensation awards in the form of shares of Common Stock to senior executive employees of the Company and its subsidiaries. These shares (the "Deferred Shares") will be issued to the participants and distributed to them no later than one year after their retirement, disability or death, or their 65th birthday, whichever occurs first. Messrs. Leighton and Tod were issued the Deferred Shares in connection with their termination arrangements. See "Summary Compensation Table." As of October 23, 1998, there were no Deferred Shares credited to the accounts of any of the executive officers.

  1987 Employees' Severance Benefit Plan

     The Board of Directors believes that it is in the best interest of the Company and its stockholders to foster the continuous employment of personnel of the Company and its subsidiaries. The Board of Directors recognizes that, as is the case with many corporations, the possibility of a change in control of the Company exists and that such possibility, and the uncertainty and questions which it may raise among employees, may result in the departure or distraction of employees to the detriment of the Company and its stockholders. Thus, in October 1987, the Board of Directors adopted an Employees' Severance Benefit Plan (the "Severance Plan"), which provides for the lump sum cash payment to a participant of his or her annual base salary upon a change in control of the Company, as defined in the Severance Plan, and termination of the participant's employment within one year of such change in control. The Severance Plan may be terminated or amended at any time by a vote of two thirds of the Board of Directors of the Company, unless a change of control has occurred.

     All employees who have been full-time employees of the Company or any of its subsidiaries for a period of at least two consecutive years prior to the date of a change in control of the Company, or who have been designated by the Company's Chief Executive Officer or Chief Operating Officer, or their authorized designees, are eligible to participate in the Severance Plan, except that no employee of the Company or its subsidiaries who is or has been a director of the Company is eligible to participate in the Severance Plan.

     The Severance Plan's term commenced on October 7, 1987 and will continue through July 31, 1999 and thereafter, unless the Board of Directors takes affirmative action to terminate the Severance Plan at least six months prior to the beginning of any succeeding fiscal year. The Severance Plan is administered by the Governance Committee.

  Agreement Concerning Qualified Termination

     On June 3, 1997, the Board of Directors approved a form of "Agreement Concerning Qualified Termination," providing for severance payments and health and life insurance and long-term disability benefits to the Company's executive officers and corporate staff in the event of a "Major Company Event." A Major Company Event is defined as the acquisition of the Company's business by a third party or the disposition by the Company of one or more principal business assets or segments, or the formation of a strategic alliance or similar business arrangement. In such case, if the employment of the executive officer or corporate staff member is terminated, such person would be entitled to a severance payment equal to his or her monthly salary times the number of years of service (not to exceed 24), as well as continued health and life insurance and long-term disability benefits for a period of between 6 and 24 months, depending on the length of service.

  Retirement Income and Survivor Security Program

     The Company maintains a Retirement Income and Survivor Security Program (the "Program") which covers certain former executive officers of the Company and certain former officers of the Company's subsidiaries. The Program is funded by permanent life insurance policies covering each of these former officers. The policies are owned by the Company and purchased at its expense. The right to receipt of benefits under the Program is fully vested. Vesting was contingent on continued employment by the Company. Retirement benefits are payable for a period of ten years in equal monthly installments generally after the employee reaches age 65.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF COMMON STOCK

     The following table sets forth certain information, as of October 23, 1998, with respect to the beneficial ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock; (ii) each director and director nominee of the Company; (iii) each named executive officer of the Company named in the Summary Compensation Table set forth in this Proxy Statement; and (iv) all directors and executive officers of the Company as a group.

                                                               NUMBER OF SHARES      PERCENTAGE OF
                                                                 BENEFICIALLY        COMMON STOCK
BENEFICIAL OWNER                                                   OWNED(1)           OUTSTANDING
----------------                                              -------------------    -------------
Principal Stockholders:

DDJ Capital Management, LLC.................................      12,800,004(2)          20.6%
141 Linden Street, Suite 4
Wellesley, MA 02482-7910

State of Wisconsin Investment Board.........................      10,093,000(3)          15.0
P.O. Box 7842
Madison, WI 53702

Directors and Nominees(4)

Thomas H. Lenagh............................................         114,055(5)             *

Warren J. Isabelle..........................................          44,200                *

John A. C. Pound............................................         244,643                *

Kathleen Tierney............................................         146,895                *

Martin E. Welch, III........................................             -0-                *

Named Executive Officers(4)

Charles M. Leighton.........................................             310                *

G. Robert Tod...............................................             -0-(6)             *

Glenn E. Davis..............................................         177,373                *

Paul J. Bailey..............................................          56,240                *

All directors, director nominees and executive officers as a
  group (9 persons)(4)......................................         783,716              1.2

---------------
 * Percentage is less than 1% of the total number of outstanding shares of Common Stock.

(1) The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, each stockholder referred to above has sole voting and investment power with respect to the shares listed.

(2) DDJ Capital Management, LLC ("DDJ") may be deemed to beneficially own the shares of Common Stock as investment manager to certain affiliated companies (collectively, the "Funds"), including B III Capital Partners, L.P. ("B III Capital"), a Delaware Limited Partnership, and The Copernicus Fund, L.P. ("Copernicus"), a Delaware Limited Partnership, and as investment manager to General Motors Domestic Group Pension Trust (the "Account"). DDJ's share ownership assumes conversion of a 5 1/2% Subordinated Convertible Debenture due 2003 (38,586 shares). This information is based on a Form 13D filed by DDJ with the Securities and Exchange Commission (the "Commission") on August 7, 1998. See "Certain Transactions."

(3) The State of Wisconsin Investment Board ("SWIB") is a government agency that manages public pension funds. This information is based on a Form 13G/A filed by SWIB with the Commission on August 10, 1998. See "Certain Transactions."

(4) Includes shares of Common Stock which may be acquired pursuant to stock options exercisable within 60 days after October 23, 1998. The following persons have the right to acquire within such 60-day period the number of shares set forth after their respective names: Mr. Pound, 242,143 shares; Ms. Tierney, 145,175 shares; Mr. Lenagh, 74,388 shares; Mr. Isabelle, -0-shares; Mr. Welch, -0- shares; Mr. Davis, 166,439 shares; Mr. Bailey, 54,500 shares; and all directors and executive officers as a group, 682,645 shares.

(5) Does not include 40,000 shares of Common Stock held by Mr. Lenagh's wife, as to which Mr. Lenagh disclaims beneficial ownership.

(6) Does not include 5,000 shares of Common Stock held by Mr. Tod's wife on her own behalf and as custodian for their children, as to which Mr. Tod disclaims beneficial ownership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 27, 1998, the Company sold a Secured Convertible Redeemable Subordinated Note Due 2003 in the principal amount of $20,000,000 ("Note 1") to the State of Wisconsin Investment Board ("SWIB") at par, and established a senior credit facility (the "Senior Credit Facility") of up to $65,000,000 with a maturity date of August 1, 1999 with certain funds managed by DDJ Capital Management LLC (the "Funds") and BankBoston, N.A. ("BankBoston"). On October 14, 1998, SWIB assigned a $16,004,600 interest in Note 1 to SWIB, as trustee of the Fixed Retirement Investment Trust of the Wisconsin Retirement Board (the "Fixed Trust") ("Note 2") and a $3,995,400 interest to SWIB, as trustee of the Variable Retirement Investment Trust of the Wisconsin Retirement Board (the "Variable Trust") ("Note 3").

     Notes 2 and 3 are (i) due July 27, 2003, (ii) convertible, at the option of the holders, into Common Stock at a price of $4.00 per share, (iii) bear interest at the rate of 15% per annum, (iv) are prepayable at any time by the Company and (v) must be redeemed in full at the election of the holders after September 1, 2000. The Company's obligations under Notes 2 and 3 are secured by a junior lien in substantially all the assets of the Company and its subsidiaries. The Company also granted the holders a right of first refusal in connection with future issuances of equity by the Company.

     In addition to the issuance of equity to the Funds and BankBoston, the terms of the Senior Credit Facility include (i) the payment of annual interest equal to the base rate (as defined in the Senior Credit Facility) plus 4%, and, in the event of the Company's failure to reduce its Senior Credit Facilities to specified levels by April 1, 1999 through cash generated from operations, the sale of assets or the raising of equity, additional interest payable in the form of a payment-in-kind ("PIK") note accruing interest at the rate of 1.5% per month, and all PIK notes shall bear interest at the rate of 1.5% compounded monthly, (ii) a maturity date of August 1, 1999, (iii) a senior security interest in all the assets of the Company and its subsidiaries and (iv) the payment of letters of credit and commitment fees plus certain additional fees and expenses. The Funds and BankBoston were granted anti-dilution protection in order to enable them to maintain their equity position in the Company while the Senior Credit Facility is outstanding.

     On July 27, 1998, the Company entered into a Stock Purchase Agreement (the "Stock Purchase Agreement") with B III Capital Partners, L.P. ("B III Capital") and Mellon Bank, N.A. ("Mellon"), solely in its capacity as Trustee for General Motors Employees Domestic Group Pension Trust as directed by DDJ Capital Management, LLC. Under the terms of the Stock Purchase Agreement, Mellon and B III Capital purchased 1,905,600 and 9,909,118 shares of Common Stock, respectively, for a purchase price of $.10 per share.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 30, 1998                   CML GROUP, INC.

                                          By: /s/ GLENN E. DAVIS
                                          --------------------------------------
                                          Glenn E. Davis
                                          Executive Vice President of Finance
                                          and Administration, Chief Financial
                                          Officer, Treasurer and Secretary